Form 10-Q
period 2014-06-30
Roka BioScience, Inc.
filed 2014-08-11
CIK 1472343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36538

ROKA BIOSCIENCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-0881542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Independence Boulevard

Warren, NJ, 07059

(Address of principal executive offices)(Zip code)

(908) 605-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 8, 2014 was 17,653,797.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013	3
b) Condensed Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2014 and June 30, 2013	4
c) Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit as of and for the six months ended June 30, 2014 and the year ended December 31, 2013	5
d) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013	6
e) Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6. Exhibits	52
SIGNATURES	53

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.

Condensed Balance Sheets

(unaudited)

(amounts in thousands except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$26,013	$32,728
Trade accounts receivable, net of $0 allowance for doubtful accounts	566	277
Inventories	4,706	3,879
Deferred tax assets	—	3,135
Prepaid expenses and other current assets	3,819	2,437

Total current assets	35,104	42,456
Property and equipment, net	13,258	14,510
Intangible assets, net	1,260	1,344
Goodwill	360	360
Other assets	2,823	444

Total assets	$52,805	$59,114

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$882	$1,226
Short-term deferred payments	521	339
Notes payable, current	9,800	4,919
Accrued expenses	5,487	2,381

Total current liabilities	16,690	8,865

Deferred payments	3,216	3,205
Convertible preferred stock warrant liability	1,142	212
Deferred tax liabilities	40	40
Other long-term liabilities	342	339

Total liabilities	21,430	12,661
Commitments and Contingencies (See Note 9)
Series B convertible preferred stock, $0.001 par value: 39,680,000 shares authorized; 37,200,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively. (Liquidation Value: $37,200)	33,450	33,450
Series C convertible preferred stock, $0.001 par value: 12,090,672 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively, (Liquidation Value: $16,020)	15,836	15,836
Series D convertible preferred stock, $0.001 par value: 32,511,979 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively. (Liquidation Value $47,500)	43,272	43,272
Series E convertible preferred stock, $0.001 par value: 33,601,367 shares authorized, 32,934,700 shares issued and outstanding at June 30, 2014 and December, 31, 2013, respectively. (Liquidation Value $41,992)	35,140	35,239
Stockholders’ Deficit:
Common stock, $0.001 par value:
141,963,421 shares of Series A common stock authorized; 1,268,846 and 1,181,936 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; 292,414 shares of Series B common stock authorized; 3,129 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9	8
Additional paid-in capital	20,158	19,422
Accumulated deficit	(116,490)	(100,774)

Total stockholders’ deficit	(96,323)	(81,344)

Total liabilities and stockholders’ deficit	$52,805	$59,114

The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,390	$671	$2,218	937
Operating expenses:
Cost of revenue	1,573	1,676	2,838	3,549
Research and development	2,227	1,945	4,069	3,697
Selling, general and administrative	4,548	4,275	9,596	8,533
Amortization of intangible assets	42	42	84	84

Total operating expenses	8,390	7,938	16,587	15,863

Loss from operations	(7,000)	(7,267)	(14,369)	(14,926)
Other income (expense):
Change in fair value of financial instruments	41	(594)	(562)	(575)
Interest income (expense), net	(378)	(80)	(768)	(154)

Loss before income taxes	(7,337)	(7,941)	(15,699)	(15,655)
Income tax provision (benefit)	12	1	17	1

Net loss and comprehensive loss	$(7,349)	$(7,942)	$(15,716)	$(15,656)

Net Loss per Common Share:
Basic and diluted	$(11.28)	$(15.96)	$(24.88)	$(34.10)

Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	651,598	486,184	631,620	453,768

The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.

Condensed Statement of Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	84,927,615	$100,537	683,428	$8	$1,460	$(71,196)	$(69,728)
Issuance of Series E convertible preferred stock for cash at $1.275 per share	32,934,700	35,094	—	—	—	—	—
Conversion of convertible preferred stock into Common Stock	(3,296,082)	(17,206)	53,688	—	17,206	—	17,206
Issuance of restricted shares to employees	—	—	439,300	—	—	—	—
Exercise of options for Common Stock	—	—	8,649	—	20	—	20
Exercise of warrants for Series A Preferred Stock	171,118	9,412	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	696	—	696
Deemed dividends	—	(40)	—	—	40	—	40
Net loss	—	—	—	—	—	(29,578)	(29,578)

Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$19,422	$(100,774)	$(81,344)

Series E issuance costs	—	(99)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	524	—	524
Exercise of options for Common Stock	—	—	86,909	1	212	—	213
Net loss	—	—	—	—	—	(15,716)	(15,716)

Balance at June 30, 2014	114,737,351	$127,698	1,271,974	$9	$20,158	$(116,490)	$(96,323)

The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.

Condensed Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(15,716)	$(15,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,328	1,179
Change in fair value of financial instruments	562	575
Loss on disposal of property and equipment	98	—
Provisions for inventory	81	707
Share-based compensation expense	524	354
Non-cash interest expense	533	164
Changes in operating assets and liabilities:
Accounts receivable	(349)	(214)
Inventories	(908)	(637)
Prepaid expenses and other assets	494	(81)
Accounts payable and accrued expenses	(183)	(621)
Deferred taxes	3,135	—
Other liabilities	3	14

Net cash used in operating activities	(10,398)	(14,216)

Cash flows from investing activities
Purchases of property and equipment, net of sales	(63)	(1,971)

Net cash used in investing activities	(63)	(1,971)

Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	(99)	25,000
Net proceeds from issuance of debt and warrants	5,000	—
Net proceeds from exercise of stock options	213	18
Issuance costs related to planned issuance of common stock	(1,368)	—

Net cash provided by financing activities	3,746	25,018

Net change in cash and cash equivalents	(6,715)	8,831
Cash and cash equivalents, beginning of period	32,728	17,314

Cash and cash equivalents, end of period	$26,013	$26,145

The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BUSINESS OVERVIEW

Business

Roka Bioscience, Inc. (“Roka” or “the Company”) is focused on the development and commercialization of molecular assay technologies for the detection of foodborne pathogens. The Company was established in September 2009 through the acquisition of industrial testing assets and technology from Gen-Probe Incorporated, which was subsequently acquired by Hologic, Inc. (herein referred to as “Gen-Probe”).

The Company has limited capital resources and has experienced negative cash flows from operations and has incurred net losses since inception. The Company expects to continue to experience negative cash flows from operations and incur net losses in the near term as it devotes substantially all of its efforts on commercial product launch and continued product development. The Company’s business is subject to significant risks and its ability to successfully develop, manufacture and commercialize proprietary products is dependent upon many factors including, but not limited to, risks and uncertainties associated with the supply of molecular diagnostic instruments (“Atlas instruments”) and materials, product development, manufacturing scale-up, attracting and retaining key personnel, customer acceptance as well as competition. As discussed in Note 18, the Company raised approximately $53.4 million in net proceeds from its initial public offering in July 2014. The Company may need to raise additional capital through the sale of equity and/or debt securities in the future. There is no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding preferred and common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. In addition, the Company’s debt agreements contain material adverse change clauses which allows the lenders to call the debt based on subjective factors regarding the Company’s business and performance which may be considered a material adverse change.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2013 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2013. The condensed Balance Sheet as of December 31, 2013 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. There have been no changes to the Company’s significant accounting policies since December 31, 2013. The unaudited financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 16, 2014 (the “Prospectus”).

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Previously, the Company calculated the fair value of its convertible preferred stock warrants outstanding using a time period based upon an estimated liquidation date. During the three months ended March 31, 2014, it was determined that a liquidation date cannot be reasonably estimated, nor do they automatically expire upon a liquidation event such as an initial public offering, and consequently the life used to value these warrants should reflect the expiration date of each warrant. As a result of this change in estimate, during the three months ended March 31, 2014 the Company recognized the following prior period expenses: approximately $435,000 related to the change in fair value of warrants, approximately $26,000 of interest expense and approximately $77,000 of other expenses as a result of the change in calculation of the fair value of warrants. Additionally, this change in valuation resulted in a reduction of notes payable of approximately $77,000, deemed to be an additional debt discount which will be accreted to notes payable over the life of the loan with a corresponding charge to interest expense. Furthermore, the change in valuation resulted in an increase in our deferred financing costs of $77,000 which was expensed in the six months ended June 30, 2014. Management does not believe this adjustment is material to the current or prior periods.

Common A and Common B Reverse Stock Split

In July 2014, the Company’s board of directors authorized and the Company’s shareholders approved an 11.04:1 reverse stock split of the Company’s Class A common stock (“Common A”) and Class B common stock (“Common B”), together referred to as “Common Stock”, effective on July 3, 2014. In addition, effective on the date of the Common Stock reverse stock split, the conversion ratio of Series B Convertible Preferred Stock (“Series B”), Series C Convertible Preferred Stock (“Series C”), Series D Convertible Preferred Stock (“Series D”) and Series E Convertible Preferred Stock (“Series E”) collectively referred to as “Convertible Preferred Stock” was adjusted by a factor of 11.04. Each share of Series B, Series C and Series E will be convertible into approximately 0.0906 shares of Common Stock and each share of Series D will be convertible into approximately 0.0937 shares of Common Stock. The Company’s historical share and per share information have been retroactively adjusted to give effect to this reverse split and corresponding change in conversion ratio.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact this new guidance will have on the Company.

3. CASH AND CASH EQUIVALENTS

The Company’s entire balance of cash and cash equivalents as of June 30, 2014 was held in demand accounts with one financial institution, which potentially subjects the Company to significant concentrations of credit risk.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

4. INVENTORIES

The following table provides details of the Company’s net inventories (amounts in thousands):

	As of June 30,	As of December 31,
	2014	2013
Raw materials	$1,674	$1,846
Work in process	93	—
Finished goods	2,939	2,033

	$4,706	$3,879

5. PROPERTY AND EQUIPMENT

The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of June 30,	As of December 31,
	2014	2013
Atlas instruments	$10,192	$10,330
Manufacturing equipment	2,801	2,801
Laboratory equipment	2,967	2,923
Computer and office equipment	1,427	1,388
Leasehold improvements	1,272	1,272
Software	1,113	1,106

Total property and equipment	$19,772	$19,820
Less: Accumulated depreciation	(6,514)	(5,310)

Total	$13,258	$14,510

Atlas instruments include instruments intended for placement with customers and instruments placed with customers under lease agreements. As of June 30, 2014 and December 31, 2013, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $9.3 million and $9.8 million, respectively, net of accumulated depreciation of $0.9 million and $0.5 million, respectively.

Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	$625	$558	$1,244	$1,095

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

6. ACCRUED EXPENSES

The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of June 30,	As of December 31,
	2014	2013
Employee related	$1,217	$888
Professional services	963	1,328
Other	3,307	165

Total accrued expenses	$5,487	$2,381

Included within Professional services and Other in the above table is approximately $430,000 and $526,000 for issuance costs related to the planned issuance of common stock as of June 30, 2014 and December 31, 2013, respectively. Included within Other as of June 30, 2014 in the above table is $2.5 million related to a payment due to Gen-Probe pursuant to the amendment to the license agreement discussed below in Note 9.

7. DEFERRED PAYMENTS

In May 2011, the Company entered into a supply agreement with Gen-Probe, a former related party, to purchase Atlas instruments. Pursuant to the terms of the agreement, the Company can defer up to one half of the purchase price for up to 54 months from the date of delivery. The deferred amounts do not bear interest, and the Company has determined that ASC 835-30 Imputation of interest (“ASC-835”) applies. Accordingly, the Company recorded the imputed interest component as a reduction of the deferred payment and as a reduction of the asset cost. The supply agreement provides for variable repayment terms based on a percentage of net sales as defined in the agreement, and the Company has estimated its net sales in determining amounts due for the 54 month term. The following table summarizes the amounts deferred under this agreement (amounts in thousands):

	As of June 30,	As of December 31,
	2014	2013
Current
Deferred payments, gross	$923	$759
Imputed interest	(402)	(420)

Deferred payments, net	$521	$339

Long-term
Deferred payments, gross	$3,868	$4,053
Imputed interest	(652)	(848)

Deferred payments, net	$3,216	$3,205

The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings, the estimated effective interest rate used, ranges from 9.9% to 11.2%.

In the three months and six months ended June 30, 2014, the Company recorded approximately $106,000 and $214,000, respectively, and in the three months and six months ended June 30, 2013, the Company recorded approximately $84,000 and $164,000, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

8. NOTES PAYABLE

In November 2013, the Company entered into two loan and security agreements, under which the Company may borrow up to an aggregate of $15.0 million in three separate $5.0 million tranches upon meeting certain provisions. The first tranche is subject to the terms and conditions of the loan and security agreement entered into with Comerica Bank (“Comerica”) and the second and third tranches are subject to the terms and conditions of the loan and security agreement entered into with TriplePoint Capital LLC (“TriplePoint”).

The loan and security agreement with Comerica (the “Comerica Loan”), provides for borrowing of up to $5.0 million and accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%. As of June 30, 2014, the rate was 6.4%. The loan is interest-only until June 1, 2015 and matures in 42 months. After the 18-month interest-only period, the Company will make 23 consecutive monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due.

The loan and security agreement with TriplePoint (the “TriplePoint Loan”), provides for borrowings up to $10.0 million. The Company may borrow up to $5.0 million in the second tranche, consisting of one or more term loan advances, before March 31, 2014 and if the Company has generated at least $10.0 million in revenue between November 21, 2013 and September 30, 2014, it would be eligible to borrow up to an additional $5.0 million in the third tranche, consisting of one or more term loan advances, until December 31, 2014. Borrowings under the TriplePoint Loan will accrue interest at the Prime Rate plus 5.75%, but not less than 9.0%. Each tranche under the TriplePoint Loan is repayable over 36 months from the borrowing date with an interest-only period of nine months for the second tranche and six months for the third tranche (or 12 months for each tranche upon election by the Company to extend the interest only period), and equal monthly installments of principal and interest over the remaining term of the loan after the interest only period. If the Company extends the interest only period, the TriplePoint Loan will accrue interest at the Prime Rate plus 6.25%, but not less than 9.5%.

The loan agreements do not contain any financial covenants. However, the agreements contain various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates. Additionally, the Company has pledged substantially all of its assets except intellectual property as collateral for the loans.

Upon the closing of the loan and security agreements, the Company borrowed $5.0 million from Comerica. In connection with the closing of the loan and security agreements, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28.

In connection with the Comerica Loan, the Company recorded the liability for the note as $4.9 million, net of expenses paid to Comerica and the value of the warrant issued to Comerica. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to interest expense. Additionally, the Company incurred debt issuance costs of approximately $76,000 which were capitalized within Other assets on the Balance Sheet and will be amortized to Interest expense over the life of the loan using the interest method.

In connection with the TriplePoint Loan, the Company incurred approximately $153,000 of debt issuance costs which were capitalized with Other assets on the Balance Sheet and will be amortized to Interest expense over the term the funds are available to Roka to be borrowed.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

In March 2014, the Company borrowed $5.0 million from TriplePoint under the second tranche and elected to repay the loan based upon the extended interest-only period noted above, therefore, such borrowings will accrue interest at a rate of 9.5%. In connection with the borrowings under the second tranche, the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. Furthermore, the Company recorded the liability for the note as $5.0 million less the value of the associated warrant of approximately $135,000. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to interest expense. In the event of additional borrowings under the third tranche, the TriplePoint warrants will become exercisable for up to an additional 156,863 shares of Series E.

As of June 30, 2014, the Company has classified the outstanding debt as a current liability due to a material adverse change clause within the loan agreements which allow Comerica and TriplePoint to call the debt based on subjective factors regarding the Company’s business and performance.

9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has not entered into any new operating leases or amended any operating leases during the six months ended June 30, 2014.

Contractual obligations

During the six months ended June 30, 2014, there have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s most recent audited financial statements except as described below.

In June 2014, the Company entered into an amendment to its license agreement with Gen-Probe, a former related party, which grants the Company a two-year option to reduce the royalty rate it pays to Gen-Probe in exchange for an option payment of $2.5 million. The option is exercisable at the Company’s discretion if it raises less than $55.0 million in net proceeds from an IPO and is automatically exercised if it raises at least $55.0 million in net proceeds from an IPO. The option would be exercised simultaneously with the closing of an IPO. Upon exercise of such option to reduce the royalty rate that the Company pays to Gen-Probe, the Company is obligated to make the following payments to Gen-Probe: (i) within ten days of the closing of an IPO, the Company would issue 865,063 shares of common stock to Gen-Probe, (ii) within ten days of the closing of an IPO, the Company would make a cash payment of $8.0 million using a portion of the net proceeds from such IPO, (iii) on January 1, 2018, the Company would make a cash payment of $5.0 million and (iv) on January 1, 2020, the Company would make a cash payment of $5.0 million. In addition, the Company may make additional milestone payments of up to $6.0 million to further reduce the royalty rate. Such payments are required to be made upon meeting certain revenue milestones or may be made at the election of the Company prior to meeting the revenue milestones. The aggregate payments will be recorded as an addition to the Company’s intangible technology asset within the balance sheet and will be amortized over the estimated remaining life of the technology asset. As of June 30, 2014, the option payment of $2.5 million had not yet been paid and was therefore accrued for with a corresponding asset recorded in Other assets on the Balance Sheet.

Legal Matters

The Company may periodically become subject to legal proceedings and claims arising in connection with its business. The Company is not currently involved in any legal proceedings nor are there any claims against the Company pending.

The Company sells its products in various jurisdictions and is subject to federal, state and local taxes including, where applicable, sales and use tax. While the Company believes that it has properly paid or accrued for all such taxes based on its interpretation of applicable law, tax laws are complex and interpretations differ. Periodically, the Company may be audited by taxing authorities, and it is possible that additional assessments may be made in the future.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

10. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, short-term deferred payments, deferred payments, notes payable, accrued expenses and Convertible Preferred Stock Warrants. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, short-term deferred payments and accrued expenses approximate their fair values because of the short-term nature of the instruments, or, in the case of the deferred payments and notes payable, because the interest rates the Company believes it could obtain for similar borrowings is similar to its existing interest rates. The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its Convertible Preferred Stock Warrants at June 30, 2014 and December 31, 2013 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Financial Assets:
Money market deposit accounts	$25,017	$25,017	—	—
Financial Liabilities:
Convertible Preferred Stock Warrants	$1,142	—	—	$1,142

As of December 31, 2013
Financial Assets:
Money market deposit accounts	$25,470	$25,470	—	—
Financial Liabilities:
Convertible Preferred Stock Warrants	$212	—	—	$212

Some of the Company’s cash and cash equivalents are held in money market deposit accounts which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities.

Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible Preferred Stock Warrants are classified within Level 3 of the fair value hierarchy as they are revalued to their fair value, using the Black-Scholes option-pricing model, at each reporting period end and any change in fair value is reflected in the Statement of Operations and Comprehensive Loss. There have been no transfers between levels during the reporting period.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Using the Black-Scholes option-pricing model for warrants outstanding at June 30, 2014 and December 31, 2013, the Company applied the following assumptions:

	As of June 30, 2014	As of December 31, 2013
Series B Warrants
Expected life in years(1)	2.2	0.5
Interest rate	0.47%	0.1%
Volatility	60%	60%
Dividend yield	—	—
Series E Warrants
Expected life in years(1)	9.4	0.5
Interest rate	2.53%	0.1%
Volatility	60%	60%
Dividend yield	—	—

(1)	See Note 2 for details regarding the change in expected life from December 31, 2013 to June 30, 2014

Reasonable changes in the assumptions used to value the warrants would not have a material impact on the liability balance at the end of any reporting period presented.

The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the six months ended June 30, 2014 and the six months ended June 30, 2013 (amounts in thousands):

	For the Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$212	$100
Issuance of Series A Warrants	—	6,674
Increase in Series E warrant shares	135	—
Change in fair value of warrants(1)	795	575

Balance at end of period	$1,142	$7,349

(1)	Includes $666,000 of prior period fair value adjustments as discussed in Note 2 above.

11. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

The Company has multiple classes of preferred stock for which shares are authorized, issued and outstanding. There were no issuances of Convertible Preferred Stock in the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company issued 17,111,567 shares of Series E convertible preferred stock as well as warrants to purchase 171,118 shares of Series A and Series A-1 Convertible Preferred Stock. The warrants were subsequently exercised in the three months ended September 30, 2013. During the six months ended June 30, 2013, the Company had shares of Series A Convertible Preferred Stock outstanding which, along with the additional Series A and Series A-1 shares issued upon exercise of Series A and Series A-1 warrants in the three months ended September 30, 2013, were subsequently converted into Common Stock in the fourth quarter of 2013. No such shares of Series A Convertible Preferred Stock were authorized, issued or outstanding as of and for the six months ended June 30, 2014. The dividend rights, voting rights, liquidation rights, conversion rights and registration rights of the classes of preferred stock for which shares are authorized are indicated below.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Dividend rights

Holders of issued and outstanding shares of Series B, Series C, Series D and Series E are entitled to annual cash dividends of 8% based on the original issuance price when and if declared by the Company’s Board of Directors. The original issuance price, adjusted in the event of a stock split, stock dividends, recapitalizations or the like as defined, is $1.00 for Series B, $1.325 for Series C, $1.461 for Series D and $1.275 for Series E. No dividend can be declared or paid for other stock classes until the preferred dividend for Series B, Series C, Series D and Series E has been paid.

Dividends payable to holders of Series B, Series C, Series D and Series E are not cumulative, and no right will accrue to holders of such Convertible Preferred Stock if dividends are not declared.

No dividends can be declared or paid on Common Stock unless all dividends, accrued or declared, on the Convertible Preferred Stock have been paid in full.

Voting rights

Each holder of Convertible Preferred Stock, is entitled to vote with Common A stockholders on an “as if” converted basis.

The Board of Directors consists of up to nine members.

Holders of Series B, voting as a single class, are entitled to elect four directors. Holders of Series D, voting as a single class, are entitled to elect one director. Holders of all voting stock classes are entitled to elect four directors.

Holders of Common B do not have voting rights.

Liquidation rights

In the event of a liquidation or dissolution of the Company, the holders of Series E, in preference to and priority to all other stockholders, are entitled to be paid, out of the assets of the Company, the original issuance price plus any declared but unpaid dividends. After payment to holders of Series E, in preference to and priority to all other stockholders (except Series E stockholders), the holders of Series D are entitled to be paid, out of the assets of the Company, the original issuance price plus any declared but unpaid dividends. After payment to holders of Series E and Series D, and from any remaining assets legally available, holders of Series B and Series C will be paid the original issuance price plus any declared but unpaid dividends.

A liquidation event will be deemed to have occurred under certain situations if the Company experiences a change in control, merges with another company or sells substantially all of its assets. As the holders of the Company’s Convertible Preferred Stock collectively control the Board, such contingent liquidation events cause the Convertible Preferred Stock to be classified as mezzanine equity.

Conversion rights

Each share of Convertible Preferred Stock is convertible at the option of the holder, without payment of additional consideration. Under certain defined situations, including the closing of an initial public offering, approved by the holders of Series B, Series C, Series D and Series E voting together as a single class on an as-converted to Common Stock basis, Convertible Preferred Stock will automatically convert to Common Stock. Typically, each share of Convertible Preferred Stock will convert into approximately 0.0906 shares of Common Stock. Shares of Series D will convert into approximately 0.0937 shares of Common Stock per share of Series D as a result of exercising their anti-dilution rights provision in conjunction with the Series E share issuance in November 2013.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Registration rights

Upon the expiration of the 180-day lock-up period that commenced on July 16, 2014, holders of at least 51% of common stock issuable or issued upon the conversion of Convertible Preferred Stock may require that the the Company file a registration statement under the Securities Act covering the registration of such shares of common stock issued or issuable upon the conversion of Convertible Preferred Stock. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the Company’s Convertible Preferred Stock and Convertible Preferred Stock Warrants. However, the Company is only required to register such shares of common stock issued or issuable upon the conversion of Convertible Preferred Stock pursuant to such a request if the offering results in net proceeds of at least $30 million.

12. STOCK-BASED COMPENSATION

Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 2,028,850 shares to employees, consultants and directors of the Company.

Stock options and shares of restricted stock granted under the 2009 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$65	$54	$133	$114
Restricted stock	$198	$120	$391	$240

The Company granted approximately 4,000 stock options and 86,000 stock options during the six months ended June 30, 2014 and 2013, respectively, valued at approximately $18,000 and $59,000, respectively.

The Company determines the fair value of stock option awards at the date of grant using a Black-Scholes valuation model. This model requires the Company to make assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of the stock options. The following ranges of assumptions were utilized for stock options granted:

	For the Six Months Ended June 30,
	2014	2013
Expected life in years	5.9-6.0	5.7-6.0
Interest rate	2.01%-2.04%	0.99%-1.06%
Volatility	60%	70%
Dividend yield	—	—

The Company estimates the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected stock price volatility rates are based on average historical volatilities of the common stock of a group of public companies in similar industries. The Company has no history or expectations of paying dividends on its Common Stock and therefore uses a zero percent dividend yield in the Black-Scholes option pricing model.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

13. WARRANTS FOR CONVERTIBLE PREFERRED STOCK

The Company has Series B Warrants outstanding which allow their holders to purchase 2,480,000 shares of Series B at an exercise price of $1.00 per share. The warrants expire in September 2016, whereupon any warrants that remain unexercised will be exercised automatically in whole in a cashless exercise resulting in an issuance, to the holders of the warrants, the number of shares with a value equal to the intrinsic value of the warrants at the time of expiry.

In connection with the closing of the loan and security agreements discussed in Note 8, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities on the Balance Sheet of approximately $28,000 and $55,000 for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $28,000 was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $55,000 is included in the $153,000 of debt issuance costs which were capitalized in Other assets on the Balance Sheet and will be amortized to Interest expense. In connection with the borrowings made under the second tranche in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The second TriplePoint warrant will become exercisable for up to an additional 156,863 shares of Series E, based on borrowings under the third tranche. The initial fair value of approximately $135,000 for the warrants issued to TriplePoint in connection with the borrowings under the second tranche was deemed a discount on the debt issued by TriplePoint and is being accreted to interest expense over the term of the second tranche.

See Note 10 for the assumptions used to determine the fair value of the Convertible preferred stock warrant liability as of June 30, 2014 and December 31, 2013, respectively and a summary of the changes in the Convertible preferred stock warrant liability for the six months ended June 30, 2014 and 2013.

14. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. The weighted-average common shares outstanding excludes unvested restricted stock which although such shares are legally issued and outstanding, are not required to share in losses of the Company and are therefore excluded from the net loss per share calculation. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, Convertible Preferred Stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014		2013	2014		2013
	Common A	Common B	Common A	Common A	Common B	Common A
Net loss applicable to common shareholders (thousands)	$(7,326)	$(24)	$(7,942)	$(15,664)	$(53)	$(15,657)
Deemed dividend (thousands)	—	—	184	—	—	184

Net loss applicable to common shareholders for computing loss per share (thousands)	$(7,326)	$(24)	$(7,758)	$(15,664)	$(53)	$(15,473)

Basic and diluted weighted average common shares outstanding	649,453	2,145	486,184	629,475	2,145	453,768

Basic and diluted loss per share	$(11.28)	$(11.28)	$(15.96)	$(24.88)	$(24.88)	$(34.10)

As the Company incurred a loss for the three months and six months ended June 30, 2014 and 2013, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common A shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common A shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common A shares outstanding would have been as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014		2013	2014		2013
	Common A	Common B	Common A	Common A	Common B	Common A
Basic weighted average shares outstanding	649,453	2,145	486,184	629,475	2,145	453,768
Dilutive effect of unvested restricted stock	273,480	—	15,492	243,369	—	8,948

Basic weighted average shares outstanding had the Company not incurred a loss	922,933	2,145	501,676	872,844	2,145	462,716
Dilutive effect of Convertible Preferred Stock	10,494,458	—	7,931,430	10,494,458	—	7,812,067
Dilutive effect of stock options	382,359	—	96,586	376,052	—	48,293

Diluted weighted average shares outstanding had the Company not incurred a loss	11,799,750	2,145	8,529,692	11,743,354	2,145	8,323,076

ROKA BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

17. SEGMENT INFORMATION

The Company operates in a single reportable segment. During the six months ended June 30, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These four customers accounted for revenues of approximately $706,000, $429,000, $421,000 and $247,000, respectively. During the six months ended June 30, 2013, the Company had three customers which each generated more than 10% of the Company’s revenues. These three customers accounted for revenues of approximately $290,000, $286,000 and $101,000, respectively.

18. SUBSEQUENT EVENTS

On July 22, 2014, the Company closed a $60.0 million initial public offering in which 5,000,000 shares of common stock were sold at $12.00 per share. The Company received approximately $53.4 million of net proceeds from the offering after deducting underwriting discounts, commissions and estimated offering expenses previously paid or payable by the Company. In connection with the closing of the IPO, all shares of Common A and Common B were converted into a new class of common stock on a 1:1 basis and all shares of Convertible Preferred Stock were converted into the new class of common stock at their respective conversion ratios. Additionally, the Company chose to exercise its royalty reduction option pursuant to the amendment to the Company’s license agreement with Gen-Probe. Subsequent to the closing of the IPO, the Company issued 865,063 shares of common stock to Gen-Probe and made a payment of $8.0 million to Gen-Probe as a result of exercising its royalty reduction option. See Note 9 for further details. Upon the completion of the initial public offering, $2.2 million of registration expenses recorded in Prepaid expenses and other current assets on the Balance Sheet as of June 30, 2014 was reclassified to equity as a reduction of the proceeds of the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the words “Roka”, the “Company”, “our”, “we” and “us” refer to Roka Bioscience, Inc.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the audited Financial Statements and Notes thereto included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 16, 2014 (the “Prospectus”) and the Condensed Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Overview

Background

We are a molecular diagnostics company initially focused on providing advanced testing solutions for the detection of foodborne pathogens, which is projected to be the fastest growing segment of the $2 billion food safety testing market. The proprietary molecular technology used in our assays enables us to offer accurate and rapid testing solutions while our fully automated instrument helps our customers reduce labor costs and minimize operator error. We recently launched our proprietary Atlas Detection Assays and Atlas instrument in the North American food safety testing market and have worldwide rights to develop and commercialize our advanced molecular testing solutions for a wide range of other industrial applications.

Our company was founded in 2009 through the acquisition of the industrial application market assets of Gen-Probe. The acquisition included a worldwide license for Gen-Probe’s molecular assay technologies in the industrial application markets, access to certain instrument platforms as well as 18 key development personnel. Our advanced molecular assays and automated instruments are derived from Gen-Probe technologies, which Gen-Probe uses in the highly regulated clinical diagnostics and blood screening markets.

We are initially focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. We believe that current pathogen test methods have significant performance gaps with respect to accuracy, time to results and automation, which are areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. Our Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies.

Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Although we are in the early stages of commercialization and rely on a limited number of customers, our initial customers include key opinion leaders in food safety testing. Through June 30, 2014, we have installed 36 Atlas instruments pursuant to commercial agreements. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. For the six months ended June 30, 2014, we generated approximately $2.2 million in revenue which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of June 30, 2014, our accumulated deficit was $116.5 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations. In order to achieve and sustain profitability, we will need to significantly increase the number of customers that are using our products.

Recent Developments

On July 22, 2014, we closed our initial public offering (“IPO”) of our common stock which resulted in the sale of 5,000,000 shares of our common stock at a public offering price of $12.00 per share, before underwriting discounts. We received net proceeds from the IPO of approximately $53.4 million after deducting underwriting discounts, commissions, and estimated expenses previously paid or payable by us.

Financial Operations Overview

Revenue

Our revenue is derived primarily from the sale of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Our Atlas Detection Assays and our consumable supplies are designed to be used only on our Atlas instruments and our Atlas instruments will only accept our Atlas Detection Assays and our consumable supplies. This closed system model enables us to generate recurring revenue from the sale of our Atlas Detection Assays and other consumable supplies for use with each Atlas instrument we place. We mostly place our Atlas instruments with customers through reagent rental agreements, and recover the cost of providing the Atlas instruments, including services related to instrument maintenance, repairs, installation and training to our customers, in the amount charged for our Atlas Detection Assays. The reagent rental agreements are typically for a one-year initial period with automatic renewal provisions and have no minimum purchase obligations.

Shipping and handling costs incurred by us are included in our billings to customers. Revenue is generally recognized when our Atlas Detection Assays and other consumable supplies are shipped to the customer.

In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, though for the six months ended June 30, 2014, we have not sold any Atlas instruments.

We expect our future revenue to be primarily generated from the sale of our Atlas Detection Assays and consumable supplies through reagent rental agreements. Our current menu of Atlas Detection Assays includes tests for Salmonella, Listeria genus, Listeria monocytogenes and E. coli O157:H7 and Shiga toxin-producing E. coli. These Atlas Detection Assays were first made available for commercial use as follows: Listeria genus in January 2012; Salmonella in March 2012; Listeria monocytogenes in November 2013; and E. coli O157:H7 and Shiga toxin-producing E. coli in January 2014. We expect increases in sales of our Atlas Detection Assays will be driven primarily by increased commercial placements and higher usage of our Atlas instruments.

Potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products, given the nature and cost of our products and the nature of our customers’ businesses. To date, it has been difficult for us to accurately project revenues and other operating results due to these and other factors. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly basis or over other measurement periods.

Operating Expenses

Cost of revenue

Cost of revenue primarily consists of the cost of materials, direct labor and manufacturing overhead costs associated with the production and distribution of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Cost of revenue also includes depreciation on Atlas instruments installed with our customers under reagent rental or rental agreements, expenses related to service and maintenance of instruments, and royalties payable under a technology license agreement with Gen-Probe. We purchase our Atlas instruments from Gen-Probe pursuant to a supply agreement entered into in 2011.

We manufacture our Atlas Detection Assays and consumable supplies in our San Diego facility, which has significant capacity for expansion. To date, the underutilized capacity in this facility has contributed to a high cost of revenue relative to revenue.

We expect our cost of revenue to increase as we place additional Atlas instruments and manufacture and sell an increasing number of our Atlas Detection Assays and consumable supplies. We believe cost of revenue as a percentage of revenue will decrease in future periods as our manufacturing and sales volumes of Atlas Detection Assays increase.

Research and development

Our research and development expenses are primarily associated with costs incurred for development, improvements and support activities for our Atlas Detection Assays, such as our assays for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes. These expenses consist principally of payroll, employee benefits, as well as fees for contract research, consulting services and laboratory supplies. We expense all research and development costs as incurred.

We expect to remain focused on developing additional Atlas Detection Assays in the near term, and we expect our research and development expenses to remain approximately at their current level.

Selling, general and administrative

Our selling, general and administrative expenses include costs associated with our sales organization as well as our executive, accounting, information technology and human resources functions. These expenses consist principally of payroll, employee benefits, travel, and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs. We expense all general and administrative expenses as incurred.

We expect our selling, general and administrative expenses to increase primarily as a result of costs related to us operating as a public company, such as additional legal, accounting, corporate governance, and investor relations expenses, and higher directors’ and officers’ liability insurance premiums.

Amortization of Intangible Assets

In connection with our transaction with Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, the amounts were transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years.

We anticipate amortization expenses for these intangible assets to increase in future periods as a result of the additional consideration paid to Gen-Probe in connection with exercising our royalty buy-down option upon the closing of our initial public offering in July 2014.

Other Income (Expenses)

Change in Fair Value of Financial Instruments

We recognize changes in fair value of certain financial instruments outstanding during the reporting period. These instruments are comprised of warrants and rights to purchase our preferred stock. Upon completion of our initial public offering in July 2014, the preferred stock warrants were automatically converted into warrants to purchase common stock, and were reclassified into additional paid-in capital at that time. As a result, future periods beyond 2014 will not have any change in fair value of certain financial instruments recognized due to these warrants.

Interest Income (Expense), net

Interest income is derived from cash and cash equivalents held with our banking institutions. Interest income fluctuates based on the current interest rate available from our banking institutions and the amount of cash held in such accounts. Interest expense is associated with the $10.0 million of debt outstanding under the two loan and security agreements we entered into in November 2013 and the extended payment terms provided to us by Gen-Probe, a former related party, on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.

We expect our interest expense to increase as we purchase additional instruments to place with customers.

Results Of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,390	$671	$719	107%
Operating Expenses
Cost of revenue	1,573	1,676	(103)	(6)
Research and development	2,227	1,945	282	14
Selling, general and administrative	4,548	4,275	273	6
Amortization of intangible asset	42	42	—	—

Total operating expenses	8,390	7,938	452	6

Loss from operations	(7,000)	(7,267)	267	(4)
Other (expense) income:
Change in fair value of financial instruments	41	(594)	635	(107)
Interest income (expense), net	(378)	(80)	(298)	373
Net loss	$(7,349)	$(7,942)	$593	(7)%

Revenue

Revenue increased by $719,000, to $1.4 million for the three months ended June 30, 2014, from $671,000 for the three months ended June 30, 2013. During the three months ended June 30, 2014, we sold 163,000 Atlas Detection Assays compared to 63,000 in the three months ended June 30, 2013. The increased demand for our Atlas Detection Assays resulted from an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments. As of June 30, 2014, we had 36 instruments placed with customers under commercial agreements, compared to 21 instruments as of June 30, 2013.

For the three months ended June 30, 2014, the average revenue per instrument placed under commercial agreements was approximately $38,000, compared to $27,000 for the three months ended June 30, 2013. Our four largest customers, which each accounted for more than 10% of revenues, generated $1.1 million of revenue in the three months ended June 30, 2014 representing average revenue per instrument of approximately $53,000. We do not believe all of our customers have reached full commercial utilization as of June 30, 2014 and we therefore expect average revenue per commercial instrument to increase in future periods.

Operating Expenses

Cost of Revenue

Cost of revenue decreased by $103,000, to $1.6 million for the three months ended June 30, 2014, from $1.7 million for the three months ended June 30, 2013. The decrease was primarily due to higher production volume of Atlas Detection Assays and consumable supplies during the three months ended June 30, 2014, which reduced the charge for period costs related to the underutilization of our production facility, partially offset by higher sales volumes and increased expenses related to the installation and service of instruments.

Research and Development

Research and development increased by $282,000, to $2.2 million for the three months ended June 30, 2014, from $1.9 million for the three months ended June 30, 2013. The increase was primarily due to an increase in outside services of $526,000 partially offset by a $151,000 decrease in payroll and benefits expenses due to a decrease in headcount.

Selling, General and Administrative

Selling, general and administrative expense increased by $273,000 to $4.5 million for the three months ended June 30, 2014 from $4.3 million for the three months ended June 30, 2013. The increase was primarily due to a $202,000 increase in payroll and benefits expenses driven primarily by increases in stock based compensation and accrued bonus expense, and a $208,000 increase in audit and consulting fees offset by a decrease of $100,000 in travel and entertainment expenses.

Amortization of intangible assets

Amortization of intangibles for the three months ended June 30, 2014 was unchanged compared to the three months ended June 30, 2013.

Other (Expense) Income

Change in Fair Value of Financial Instruments

The change in fair value of financial instruments increased by $635,000 to a gain of $41,000 for the three months ended June 30, 2014 from a loss of $594,000 for the three months ended June 30, 2013. This increase was primarily driven by a change in the value of Series A preferred stock warrants during the three months ended June 30, 2013 of $513,000. The Series A preferred stock warrants were not outstanding during the three months ended June 30, 2014.

Interest Income (Expense), net

Net interest expense increased by $298,000 to $378,000 for the three months ended June 30, 2014, from a net interest expense of $80,000 for the three months ended June 30, 2013. The increase was primarily due to an increase in the deferred balance owed to Gen-Probe as well as interest expense related to the loan and security agreements entered into with Comerica Bank and TriplePoint in November of 2013.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$2,218	$937	$1,281	137%
Operating Expenses
Cost of revenue	2,838	3,549	(711)	(20)
Research and development	4,069	3,697	372	10
Selling, general and administrative	9,596	8,533	1,063	12
Amortization of intangible asset	84	84	—	—

Total operating expenses	16,587	15,863	724	5

Loss from operations	(14,369)	(14,926)	557	(4)
Other (expense) income:
Change in fair value of financial instruments	(562)	(575)	(13)	2
Interest income (expense), net	(768)	(154)	(614)	399
Net loss	$(15,716)	$(15,656)	$(60)	—%

Revenue

Revenue increased by $1.3 million, to $2.2 million for the six months ended June 30, 2014, from $937,000, for the six months ended June 30, 2013. During the six months ended June 30, 2014, we sold 262,000 Atlas Detection Assays compared to 87,000 in the six months ended June 30, 2013. The increased demand for our Atlas Detection Assays resulted from an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments. As of June 30, 2014, we had 36 instruments placed with customers under commercial agreements, compared to 21 instruments as of June 30, 2013.

For the six months ended June 30, 2014, the average revenue per instrument placed under commercial agreements was approximately $47,000, compared to $39,000 for the six months ended June 30, 2013. This increase is due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated $1.8 million of revenue in the six months ended June 30, 2014 representing average revenue per instrument of approximately $85,000. We do not believe all of our customers have reached full commercial utilization as of June 30, 2014 and we therefore expect average revenue per commercial instrument to increase in future periods.

Operating Expenses

Cost of Revenue

Cost of revenue decreased by $711,000, to $2.8 million for the six months ended June 30, 2014, from $3.5 million for the six months ended June 30, 2013. The decrease was primarily due to higher production volume of Atlas Detection Assays and consumable supplies during the six months ended June 30, 2014, which reduced the charge for period costs related to the underutilization of our production facility, partially offset by higher sales volumes and increased expenses related to the installation and service of instruments.

Research and Development

Research and development increased by $372,000, to $4.1 million for the six months ended June 30, 2014, from $3.7 million for the six months ended June 30, 2013. The increase was primarily due to an increase in outside services of $545,000 partially offset by a $114,000 decrease in payroll and benefits expenses due to a decrease in headcount.

Selling, General and Administrative

Selling, general and administrative expense increased by $1.1 million to $9.6 million for the six months ended June 30, 2014 from $8.5 million for the six months ended June 30, 2013. The increase was primarily due to a $338,000 increase in audit and consulting fees, a $273,000 increase in supplies used for customer evaluations and a $361,000 increase in payroll and benefits expenses due primarily to increases in stock based compensation and accrued bonus expense.

Amortization of intangible assets

Amortization of intangibles for the six months ended June 30, 2014 was unchanged compared to the six months ended June 30, 2013.

Other (Expense) Income

Change in Fair Value of Financial Instruments

The change in fair value of financial instruments remained relatively unchanged, having decreased by $13,000 to an expense of $562,000 for the six months ended June 30, 2014 from an expense of $575,000 for the six months ended June 30, 2013.

Interest Income (Expense), net

Net interest expenses increased by $614,000 to $768,000 for the six months ended June 30, 2014, from a net interest expense of $154,000 for the six months ended June 30, 2013. The increase was primarily due to an increase in the deferred balance owed to Gen-Probe as well as interest expense related to the loan and security agreements entered into with Comerica Bank and TriplePoint in November of 2013.

Liquidity and Capital Resources

Through June 30, 2014, our operations have been primarily financed through private sales of shares of our preferred stock and debt. We have incurred negative cash flows from operating and investment activities since our inception in 2009. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. Our business generally involves placement of Atlas instruments with our customers under reagent rental agreements. As a result, as our business expands, we expect to incur significant negative upfront cash outlays for the purchase and installation of additional Atlas instruments, to be offset by later positive operating cash flows from sales of Atlas Detection Assays and consumable supplies.

At June 30, 2014, we had cash and cash equivalents of $26.0 million and an accumulated deficit of $116.5 million. In July 2014, we received approximately $53.4 million of net proceeds, after deducting underwriting discounts, commissions, and estimated expenses previously paid or payable by us, from our initial public offering, which closed on July 22, 2014, and, accordingly, the proceeds are not reflected in our cash and cash equivalents at June 30, 2014.

The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(10,398)	$(14,216)
Net cash used in investing activities	(63)	(1,971)
Net cash provided by financing activities	3,746	25,018

Net increase (decrease) in cash and cash equivalents	$(6,715)	$8,831

Operating Activities

Net cash used in operating activities was $10.4 million and $14.2 million for the six months ended June 30, 2014 and 2013, respectively. The decrease of approximately $3.8 million of cash used in operating activities between the six months ended June 30, 2014 and the six months ended June 30, 2013 was primarily related to the receipt of $3.1 million related to the sale of state net operating loss carry-forwards completed in January 2014, an increase in prepaid expenses and other assets of $575,000 and an increase in accounts payable of $438,000, partially offset by an increase in our inventories of approximately $271,000.

Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2014 and $2.0 million for the six months ended June 30, 2013. Net cash used in investing activities during the six months ended June 30, 2014 and 2013 were related to the purchase of property and equipment. The decrease in cash used in investing activities was primarily the result of reduced purchases of Atlas instruments in the six months ended June 30, 2014. Under the Atlas supply agreement with Gen-Probe, we can defer up to one-half of the invoice amount for each Atlas instrument we purchase for up to 54 months after delivery. Net cash used in investing activities excludes the amounts deferred under the Atlas supply agreement.

Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2014 and $25.0 million for the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of net proceeds from borrowings under our loan and security agreements of $5.0 million offset by cash used for costs incurred in the period related to our planned initial public offering of common stock of approximately $1.4 million. Net cash provided by financing activities for the six months ended June 30, 2013 consisted of $25.0 million of proceeds from the issuance of convertible preferred stock and preferred stock warrants.

Operating Capital Requirements

We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts to commercializing our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and the net proceeds of our initial public offering. Based on our current business plan, we believe that our cash and cash equivalents as of June 30, 2014 and the net proceeds from our initial public offering will be sufficient to fund our projected operating requirements for at least 24 months. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt (including future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020) and increased general and administrative expenses, such as higher insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase in order to purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.

Our present and future funding requirements will depend on many factors, including our revenue growth rate and ability to generate cash flows from operating activities; the level of our sales and marketing and research and development activities; the effect of competing technological and market developments; the cost of and potential delays in product development; any change in regulatory oversight applicable to our products; and the potential costs related to international expansion.

If our available cash balances, net proceeds from our initial public offering, net of the $8.0 million payable to Gen-Probe pursuant to the amendment to our license agreement with Gen-Probe, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, demand for our products is lower than currently expected, or other risks described elsewhere in this report, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may consider raising additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

These statements regarding our future liquidity requirements are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of this report. We have based our estimates regarding our future liquidity requirements on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

Term Loan and Security Agreements

In November 2013, we entered into loan and security agreements with each of Comerica Bank, or Comerica, and with TriplePoint Capital LLC, or TriplePoint, pursuant to which we may be eligible to borrow up to an aggregate of $15.0 million in three tranches of $5.0 million each. The first tranche is subject to the terms of our loan agreement with Comerica and the second and third tranches are subject to the terms of our loan agreement with TriplePoint.

Under the terms of our loan agreement with Comerica, we borrowed $5.0 million, constituting the entirety of the first tranche. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.4% as of June 30, 2014. The loan is interest-only until June 1, 2015 and matures in 42 months. After the interest-only period, we must repay the loan in 23 consecutive monthly installments, which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due.

Pursuant to the terms of our loan agreement with TriplePoint, we borrowed $5.0 million under the second tranche in March 2014, and if we have generated at least $10.0 million in revenue between November 21, 2013 and September 30, 2014, we will be eligible to borrow up to an additional $5.0 million in the third tranche, consisting of one or more term loan advances, until December 31, 2014. Borrowings under the TriplePoint loan will accrue interest at the Prime Rate plus 5.75%, but not less than 9.0%. Each tranche under the TriplePoint Loan is repayable over 36 months from the borrowing date with an interest-only period of nine months for the second tranche and six months for the third tranche (or 12 months for each tranche upon election by the Company to extend the interest only period), and equal monthly installments of principal and interest over the remaining term of the loan after the interest only period. If we elected to extend the interest-only period, the interest rate would increase to the Prime Rate plus 6.25%, but not less than 9.5%. We elected to extend the interest-only period for borrowings under the second tranche.

As of June 30, 2014, we had $10.0 million outstanding under our loan agreements with Comerica and TriplePoint. We may prepay the loans to Comerica and TriplePoint, in full or in part at any time, provided that no event of default has occurred and is continuing, subject to a prepayment penalty of 2.0% of the prepaid amount if we elect to repay any of these loans prior to November 21, 2014.

In connection with entering into the loan and security agreements, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings under the second tranche, the TriplePoint warrants became exercisable for an additional 156,863 shares. In the event of additional borrowings under the third tranche, the TriplePoint warrants will become exercisable for up to an additional 156,863 shares of Series E. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of shares of our Series E preferred stock.

Under the terms of the loan and security agreements with Comerica and TriplePoint and the subordination agreement between TriplePoint and Comerica, we granted Comerica a first priority security interest and granted TriplePoint a second priority security interest in substantially all of our assets, other than our intellectual property.

Contractual Obligations and Commitments

For the six months ended June 30, 2014, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2013 contained in our Prospectus except for the addition of $5.0 million in notes payable related to funds borrowed under our term loan and security agreements in March 2014. The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$4,791	$923	$245	$3,623	$—
Operating lease obligations(2)	5,501	1,034	2,125	1,747	595
Purchase obligations(3)	3,065	3,065	—	—	—
Notes payable(4)	10,370	10,370	—	—	—

Total contractual obligations(5)	$23,727	$15,392	$2,370	$5,370	$595

(1)	The deferred payment obligations are based upon the deferred amounts outstanding for instruments purchased from Gen-Probe as of June 30, 2014. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments.
(2)	Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Warren, NJ, our laboratory in Warren, NJ and our facility in San Diego, CA.
(3)	Our purchase obligations represent the total cost of instruments and supplies which we are committed to purchase from Gen-Probe as well as additional obligations due under other agreements entered into in the normal course of business. In accordance with the supply agreement we entered into with Gen-Probe, our purchases of Atlas instruments are defined in rolling quarterly forecasts, and these forecasts become binding commitments for approximately nine months of Atlas instrument purchases at any given time. Our obligation to purchase supplies is defined in an annual purchase order submitted to Gen-Probe in the third quarter of each year.
(4)	Such amounts include total principal repayments of $10.0 million and final payment fees of $370,000 and are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table.
(5)	Total contractual obligations as of June 30, 2014 excludes the following contractual payments due to Gen-Probe in conjunction with the Company’s exercise of its royalty reduction option upon the completion of its initial public offering in July 2014: $8.0 million payable to Gen-Probe within 10 days of the closing of the Company’s initial public offering, $5.0 million payable on January 1, 2018 and $5.0 million payable on January 1, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Critical Accounting Policies and Significant Estimates

We have prepared our financial statements in accordance with U.S. generally accepted accounting principles. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014 our cash and cash equivalents of $26.0 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.

As of June 30, 2014, we had $10.0 million outstanding under the loan and security agreements we entered into during November 2013. These agreements provide for borrowings up to an aggregate of $15.0 million. Subject to certain terms and conditions we may borrow up to an additional $5.0 million. See “—Liquidity and Capital Resources” above for further details. Considering the amounts outstanding and available under the loan and security agreements, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.

We have outstanding warrants which are adjusted to and recorded at fair value at each reporting period using the Black-Scholes option pricing model. Although the current interest rate is a factor used in the computation of the fair value, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.

We do not have any foreign currency or other derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As a newly public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We may periodically become subject to legal proceedings and claims arising in connection with our business. We are not currently involved in any legal proceedings nor are there any claims against us pending.

We sell our products in various jurisdictions and are subject to federal, state and local taxes including, where applicable, sales and use tax. While we believe that we have properly paid or accrued for all such taxes based on our interpretation of applicable law, tax laws are complex and interpretations differ. Periodically, we may be audited by taxing authorities, and it is possible that additional assessments may be made in the future.

Item 1A. RISK FACTORS

Risks Relating to the Commercialization of Our Products

We may not be able to generate sufficient revenue from the commercialization of our Atlas Detection Assays and Atlas instrument to achieve or sustain profitability.

Currently, we rely solely on the commercialization of our Atlas Detection Assays and Atlas instrument to generate revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products. We achieved our first commercial sales in late 2012 and experienced limited revenue and customer adoption during 2013. In addition, demand for our Atlas products may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of our Atlas solution by the food safety testing market, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We are in the early stages of commercialization and our Atlas Detection Assays and Atlas instrument may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized in the food safety testing market as accurate, rapid and cost-effective. Most of our potential customers currently use molecular or immunochemical testing methods and may be reluctant to change those methods to a new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our Atlas solution is an attractive alternative to existing molecular and immunochemical testing systems. We will need to demonstrate that our products provide accurate, time saving and cost-effective alternatives to existing testing methods. Compared to most competing technologies, our molecular technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our solution, potential customers are required to devote significant time and effort to testing and validating our Atlas Detection Assays and Atlas instrument. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate laboratory practices to ensure accurate results due to the highly sensitive nature of our assays, such as our Listeria assay. Although customers have successfully implemented our Listeria assay without experiencing false positives, particularly when sufficient resources have been allocated to training personnel and good laboratory practices and our recommended processes have been appropriately implemented, customers or prospects who may not have properly modified their processes as recommended by us, or may not follow good laboratory practices required of the workflow prior to using our Atlas solution, have experienced false positives during implementation. Any failure of our Atlas solution to meet customer benchmarks or expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

Many factors influence the perception of a system including its use by leaders in the industry, such as major food processors, third-party food safety testing laboratories and thought leaders. If we are unable to continue to induce major food processors, third-party food safety testing laboratories and thought leaders in the food safety testing market to adopt our Atlas solution, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales cycle for our Atlas solution is lengthy, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. Potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our Atlas solution, including providing demonstrations and validation on the food types that they test. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our Atlas solution can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our Atlas Detection Assays, has varied and can often be 12 months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.

We have limited experience in marketing and selling our products, and if we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our product and we may never generate sufficient revenue to achieve or sustain profitability.

We sell our Atlas solution through our own direct sales force. We have limited experience in marketing and selling these products, which had their formal commercial launch in late 2012. In addition, our assays and instrument are a new technology to the food safety testing market. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The food safety testing industry is a large and diverse market. As a result, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We commenced our formal commercial launch in late 2012 and anticipate growth in our business operations. Since our inception in 2009, we have increased our number of employees to 121 as of June 30, 2014 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or achieve or sustain profitability.

The food safety testing industry is highly competitive and we face competition from companies that offer molecular, immunochemical and culture testing products. In order to achieve market acceptance for our products, we may be required to demonstrate that our products provide accurate, cost-effective and time saving alternatives to traditional testing platforms and products made by our competitors.

Key competitors offering molecular pathogen testing solutions include E.I. du Pont de Nemours and Company, Bio-Rad Laboratories, Inc., BioControl Systems, Inc., Life Technologies Corporation and 3M Food Safety. Key competitors offering immunochemical testing solutions include bioMérieux, S.A. and Neogen Corporation. Key competitors offering culture testing solutions include 3M, bioMérieux and Neogen. These companies compete with us primarily on the basis of technology, quality, reputation, accuracy, time to results, ease of use, price, reliability, the timing of new product introductions and product line offerings, including the ability to offer a broader range of testing methods than we can offer. Our existing competitors or new market entrants may be in a better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing strategies and may be more successful in attracting potential customers. Many of our existing competitors or new market entrants have, or may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Additionally, these companies may have substantially greater expertise in conducting research and development, greater ability to obtain necessary intellectual property and greater brand recognition than we do, any of which may adversely affect our ability to obtain new customers or retain existing customers.

The loss or significant reduction in business with key customers could have a material adverse effect on our revenue, results of operations and business.

We have a limited number of customers and have derived a significant portion of our revenue from a subset of these customers. For the six months ended June 30, 2014, our top four customers, Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Silliker, Inc, accounted for an aggregate of 81% of our total revenue. Each of these customers accounted for more than 10% of our total revenue for the period. We do not have any long term contracts and our customer contracts are terminable at will by either party. The complete loss of, or significant reduction in business from these key customers or any significant future customers could have a material adverse effect on our revenue, results of operations and business.

Risks Relating to Our Business and Strategy

If our products do not perform as expected, whether as a result of operator error or otherwise, it would impair our operating results and reputation.

Our success depends on the food safety market’s confidence that we can provide reliable, high-quality molecular food safety testing products. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our assays fail to accurately detect pathogens in food samples or if the failure to detect pathogens leads to a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our assays fail to perform as expected, which performance could be negatively impacted by failure to adopt or modify laboratory practices and processes to support the adoption of our solution, errors made by operators of the Atlas instrument, or if such operators improperly prepare their testing samples or fail to properly enrich them. For example, while we have many customers who have adopted our assays without incident, when customers have failed to properly train personnel, modify processes, or follow good laboratory practices, customers have experienced false positives using our highly sensitive Listeria assay. Based on data provided to us by such customers and observations by our personnel of their implementation of our Atlas solution in their laboratory operations, operators have contaminated samples with Listeria, which generally exists in the laboratory environment, when transferring samples from the enrichment bag to the sample transfer tube, ultimately leading to a false positive result. We have worked, and continue to work, with these customers to allocate appropriate resources to training and implementation of limited process changes and good laboratory practices to resolve these issues. However, if our customers or potential customers fail to implement appropriate laboratory practices or process steps as suggested by us, they may continue to see unsatisfactory test results using our Atlas solution. As a result, the failure or perceived failure of our products to perform as expected, which could have a material adverse effect on our revenue, results of operations and business.

If we are sued for product liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our products could lead to the filing of product liability claims against us were someone to allege that our products failed to identify, or inaccurately or incompletely identified, information regarding the specific pathogens being testing using our products. For instance, in the event a customer using our products is required to recall its food products, such customer may make a claim against us. We may also be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages to us and be costly and time-consuming for us to defend.

We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product or liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current customers and potential customers to seek other products, any of which could have a material adverse effect on our revenue, results of operations and business.

If our facility in San Diego, California becomes damaged or inoperable or we are required to vacate this facility, our ability to continue manufacturing our assays will be disrupted, which could have a material adverse effect on our business.

We manufacture our Atlas Detection Assays and conduct our research and development activities in our facility in San Diego, California. In addition, our San Diego facility is the center for quality assurance and distribution operations and instrument service and customer technical support. Our facility and the equipment we use to manufacture our assays would be costly, and would require substantial lead-time, to repair or replace. San Diego is situated near active earthquake fault lines. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism, which may render it difficult or impossible for us to produce our assays or continue our research and development activities for some period of time. This inability to manufacture our assays for even a short period of time may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses, and may not continue to be available to us on acceptable terms, if at all.

Failure to manufacture our assays in accordance with product specifications could result in increased costs, lost revenue, customer dissatisfaction or voluntary product recalls, any of which could have a material adverse effect on our revenue, results of operations and business.

Properly manufacturing our Atlas Detection Assays requires precise technological execution and strict compliance with our guidelines. We may experience problems in the manufacturing process for a number of reasons, such as equipment malfunction, failure to follow specific protocols or human error. If problems arise during the production of a particular product lot, that product lot may need to be discarded or destroyed. This could among other things, result in increased costs, lost revenue, customer dissatisfaction and injury to our reputation. If problems are not discovered before the product lot is released to the market, we may incur recall and product liability costs. Any failure to manufacture our products in accordance with product specifications could have a material adverse effect on our revenue, results of operations and business.

If we are unable to manufacture our assays in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products will be harmed.

Our Atlas Detection Assays must be manufactured in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with our requirements. In determining the required quantities of assays and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. There could be significant differences between our estimates and the actual amounts of products we and our customers require, which could have a material adverse effect on our revenue, results of operations and business.

Additional work will be required for scaling-up manufacturing of each new assay prior to commercialization, and we may not successfully complete this work. Manufacturing and quality control problems may arise in the future as we attempt to scale up our manufacturing of a new assay, and we may not achieve scale-up in a timely manner, at a commercially reasonable cost or at all. New assays that detect or quantify more than one target pathogen may contain significantly more complex reagents, which will increase the cost of our manufacturing processes and quality control testing. We may not be able to manufacture these products at a cost or in quantities that would make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, we may not be able to expand our product offerings.

If we are unable to support demand for our Atlas Detection Assays, Atlas instrument or our future products, including ensuring that we have adequate capacity to meet increased demand, it could have a material adverse effect on our revenue, results of operations and business.

As our business grows, we will need to continue to increase our workflow capacity for sales, customer service and support, billing and general process improvements, expand our internal quality assurance program and expand our manufacturing capability. We will need additional personnel to support an expansion of our business. We will also need to purchase additional equipment, some of which can take several months or more to procure, setup, and validate, and increase our software and computing capacity to meet increased demand. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented. Failure to manage this growth could result in an inability to supply our products as needed, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, which could have a material adverse effect on our revenue, results of operations and business.

Our future success may depend in part upon our ability to enhance existing products and to develop, introduce and commercialize new products. New product development involves a lengthy and complex process and we may be unable to commercialize new or improved assays or any other products we may develop on a timely basis, or at all.

The market for our products is characterized by changing technology, evolving industry standards and new product introductions, which could make our competitors’ products more attractive and our existing products obsolete. Our future success will depend in part upon our ability to enhance our existing products and to develop new innovative products that meet our customer’s needs and expectations. Our failure to successfully develop new products on a timely basis could have a material adverse effect on our revenue, results of operations and business.

The development of new or enhanced assays is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technological execution. In addition, the successful development of new products may depend on the development of new technologies. We may be required to undertake time-consuming and costly development activities. We may experience difficulties that could delay or prevent the successful development, commercialization and marketing of these new products. Before we can commercialize any new products, we will need to expend significant funds in order to conduct substantial research and development, including validation studies.

Our product development process involves a high degree of risk, and product development efforts may fail for many reasons, including a failure to demonstrate the performance of the product or an inability to obtain any required certification or regulatory approval, if any.

As we develop products, we will have to make significant investments in product development, as well as sales and marketing resources. In addition, competitors may develop and commercialize competing products faster than we are able to do so, which could have a material adverse effect on our revenue, results of operations and business.

If we cannot provide quality technical support, we could lose customers, which could have a material adverse effect on our revenue, results of operations and business.

The placement of our products at new customer sites, the introduction of the technology used in our products and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel. As of June 30, 2014, we had a eight-person technical support organization, which supports the installation and maintenance of the Atlas instrument and provides technical proficiency training for operators of the Atlas instrument. Attracting and retaining technical support personnel is very competitive in our industry. Customers are particularly sensitive to any interruptions or downtime with respect to our Atlas instruments and therefore we need to retain sufficient technical support staff to service and maintain the Atlas instruments that we place. In addition, extensive training is required to learn and understand our Atlas Detection Assays and Atlas instrument. In order to manage our growth and effectively support potential new customers and the expanding needs of our current customers, we may need to expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business may need or if we are unable to provide our customers with the technical support that they need, we may be unable to retain our customers, which could have a material adverse effect on our revenue, results of operations and business.

The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.

Our success depends on the skills, experience and performance of key members of our senior management team, including Paul Thomas, our President and Chief Executive Officer. The individual and collective efforts of our senior management team will be important as we continue to expand our commercial activities and develop additional products. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have employment agreements; however, the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time. We do not maintain “key person” insurance on any of our employees.

Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for such qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. We may have difficulties locating, recruiting or retaining qualified sales people. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, technicians and sales personnel could have a material adverse effect on our business.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage the proprietary molecular technology used in our assays and industry experience to expand our offerings or distribution. We have no history of acquiring other companies or with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the issuance of equity securities, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, or joint venture.

To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

If we use hazardous materials in a manner that causes injury, we could be liable for damages.

Our activities currently require the use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant. The use of hazardous materials in our business could have a material adverse effect on our business.

Our customers and potential customers expect our products to have third party certifications, such as AOAC, and it may be time-consuming and expensive to achieve and maintain such certifications for our Atlas Detection Assays or any new assays that we develop in the future.

Our customers expect that our assays will be certified by a third party, such as the AOAC. Any certification process, including the AOAC certification process utilized by us, can be expensive, time-consuming and subject to unexpected delays and we may not achieve such certification. For example, we originally anticipated receiving AOAC approval of our Atlas Detection Assay for Salmonella before the end of 2011. However, our Atlas Detection Assay for Salmonella was our first assay to go through the AOAC approval process and we underestimated the time required to prepare our validation studies for submission to the AOAC and did not plan for the possibility of delays in our internal testing. In addition, the AOAC took six weeks longer than we originally expected to provide the final approval of our Salmonella Atlas Detection Assay. As a result, our Salmonella Atlas Detection Assay did not receive AOAC approval until March 21, 2012. Our current assays are certified by the AOAC; however, if new or expanded validation standards are required by our customers or governmental agencies, we may need to expand the validation of our certified assays to meet such requirements, which we may not be able to achieve. In addition, our competitors may have or achieve certifications for their assays that we have not yet obtained which could give our competitors an advantage and could have a material adverse effect on our ability to effectively expand commercialization of our products to existing and new customers.

Although our products are not currently subject to regulation by the U.S. Food and Drug Administration or other U.S. government regulatory agencies, they could become subject to U.S. or international government regulation in the future, which could have a material adverse effect on our results of operations and business.

Our products are not currently subject to regulation by the U.S. Food and Drug Administration, or the FDA, U.S. Department of Agriculture, or the USDA. However, the FDA, the USDA or comparable agencies in other countries could expand their jurisdiction over our products, which could impose restrictions on our ability to market and sell our products. A significant change in the way that the FDA, the USDA or comparable agencies in other countries regulate our products could require us to change our business model in order to maintain compliance with these laws or requirements. Such compliance could be time-consuming and expensive and could have a material adverse effect on our results of operations and business.

Our customers are required to implement food safety testing programs, and regulatory changes in the future that are implemented by the U.S. Food and Drug Administration or other regulatory agencies could have a material adverse effect on our results of operations and business.

Our customers are required by regulatory agencies to implement food safety testing programs. In the future, the FDA, the USDA, or comparable agencies in other countries could require customers to use testing methods that are different than ours or require customers to test for different types of pathogens, organisms or chemicals than we offer, both of which could give our competitors an advantage if their products meet those requirements. A significant change in the way that the FDA, the USDA or comparable agencies in other countries regulates the testing procedures or methods used by our customers could require us to change our business model in order to maintain compliance with these laws or requirements. Such compliance could be time consuming and expensive and could have a material adverse effect on our results of operations and business.

If we expand our operations internationally, our business may be exposed to additional business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have no international operations, but we intend to selectively expand our operations internationally. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm any future international expansion and operations and, consequently, could adversely effect our business prospects.

We depend on our information technology systems, and any failure of these systems could have a material adverse effect on our revenue, results of operations and business.

We depend on information technology and telecommunications systems for significant elements of our operations, including our enterprise resource planning system, our laboratory information management system, our computational biology system and our customer relationship management system. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities and financial and general administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material adverse effect on our revenue, results of operations and business.

Prolonged negative economic conditions could adversely affect us, our customers and suppliers, which could harm our business.

We are subject to the risks arising from adverse changes in general economic and market conditions. Uncertainty remains in the U.S. economy as it continues to recover from a severe economic recession. The U.S. economy continues to experience market volatility, difficulties in the financial services sector, diminished liquidity and availability of credit, concerns regarding inflation, increases in the cost of commodities, continuing high unemployment rates, reduced consumer spending and consumer confidence and continuing economic uncertainties. The economic turmoil and uncertainty about future economic conditions could adversely impact our expenses and cause delays or other problems with our customers and key suppliers, including Gen-Probe and Stratec Biomedical AG. In addition there is a risk that one or more of our current customers, suppliers or other third parties with which we conduct business may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Risks Related to Reliance on Third Parties

We are dependent on Gen-Probe and Gen-Probe’s contract manufacturer as our sole source of supply for the Atlas instrument pursuant to our supply agreement with Gen-Probe. If Gen-Probe terminates our supply agreement or Gen-Probe or its contract manufacturer fails to timely supply the Atlas instrument as needed by us, our business and our product sales will suffer.

We rely on Gen-Probe as our sole source of supply for the Atlas instrument. Under the terms of our supply agreement with Gen-Probe, Gen-Probe is required to use commercially reasonable efforts to deliver the instruments we order from them consistent with our forecasting obligations. However, Gen-Probe does not manufacture the Atlas instrument, but relies on one third-party manufacturer, Stratec, to produce the Atlas instrument which Gen-Probe receives from Stratec and then delivers to us. Our dependence on Gen-Probe and Gen-Probe’s dependence on Stratec exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability at Stratec, quality control, quality assurance and costs. Gen-Probe utilizes its Panther instrument for clinical diagnostic testing. The Panther instrument, which is what we commercialize as the Atlas instrument, is also produced solely by Stratec and, in the event Gen-Probe’s demand for Panther instruments increases, our ability to obtain our Atlas instruments on a timely basis could be adversely impacted if Stratec’s manufacturing capability is insufficient to handle the demand for Panther and Atlas instruments.

If either Gen-Probe or Stratec experiences delays, disruptions, capacity constraints or quality control problems in their manufacturing operations or becomes insolvent or otherwise fails to supply us with the Atlas instrument in sufficient quantities, then instrument shipments to us and our customers could be adversely impacted, which could restrict our growth and harm our competitive position and reputation. Further, because Gen-Probe places its orders with Stratec based on forecasts of expected demand for its instruments, including the Atlas instrument, if we or Gen-Probe inaccurately forecast demand, Gen-Probe may be unable to obtain adequate quantities of the Atlas instrument as needed by us and to meet our customer’s delivery requirements or we may accumulate excess inventories. In determining the required quantities of Atlas instruments, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of Atlas instruments we and our customers require, which could harm our business and results of operations. An interruption in our sales and operations would occur if we encounter delays or difficulties in securing the Atlas instrument from Gen-Probe. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. Since we rely on Gen-Probe as the sole supplier of the Atlas system, any disruption in Gen-Probe’s operations could impact our supply chain and our ability to conduct our business and generate revenue.

Under our supply agreement with Gen-Probe, we have the right to terminate the supply agreement under certain circumstances and obtain an alternate supplier, including Stratec, for the Atlas instrument. However, we may be unable to negotiate an arrangement with Stratec or another manufacturer that is acceptable to us. Transitioning to a new manufacturer would be time consuming and expensive, may result in interruptions in our operations and could affect the performance specifications of our Atlas instrument.

We are dependent on single source suppliers for some of our components and materials used in our products, and the loss of any of these suppliers could have a material adverse effect on our business.

We rely on single source suppliers, including Gen-Probe, for certain components and materials used in our products, including our assays. Gen-Probe in turn relies on an independent third-party single source supplier for certain of these components and raw materials. Since our contracts with these suppliers, including Gen-Probe, do not commit them to carry inventory or to make available any particular quantities, they may give other customers’ needs higher priority than ours and we may be unable to obtain adequate supplies in a timely manner or on commercially reasonable terms. We periodically forecast our needs for such components and raw materials and enter into standard purchase orders with our suppliers. In determining the required quantities of Atlas supplies, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of Atlas instruments we and our customers require, which could harm our business and results of operations. However, if we lose such suppliers or our suppliers encounter financial hardships unrelated to our demand for our components and raw materials, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our operations and could affect the performance specifications of our assays. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our ability to manufacture our products would be interrupted which would adversely affect our sales. In addition, an impurity or variation from specification in our raw materials we receive could significantly delay our ability to manufacture our products. If any of these events occur, it could have a material adverse effect on our business.

We rely on FedEx for the storage and distribution of our products and, if FedEx incurs any damage to the facilities where our products are stored or is unable to distribute our products as needed, it could have a material adverse effect on our results of operations and business.

We rely on FedEx for the storage and distribution of our products. The facilities where our products are stored by FedEx may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material destruction to the facilities where our products are stored could adversely affect our inventory and the ability of FedEx to meet the needs of our customers. In addition, an inability to maintain our contract with FedEx when it comes up for renewal in November 2015 or a disruption or slowdown in the operations of FedEx, including as a result of damage to the facilities of FedEx or a strike by FedEx, could cause delays in our ability to fulfill customer orders and may cause orders to be canceled, lost or delivered late, our products to be returned or receipt of products to be refused, any of which could adversely affect our business and our results of operations. Our contract with FedEx is generally terminable upon 90 days’ prior written notice by either party for convenience without cause. If we are unable to maintain our contract with FedEx, we would be required to retain a new third party logistics company and we may be unable to retain such third party at a cost that is acceptable to us. If our shipping costs were to increase as a result of an increase by FedEx or as a result of obtaining a new third-party logistics company and if we are unable to pass on these higher costs to our customers, it could have a material adverse effect on our results of operations and business.

Intellectual Property Risks Related to Our Business

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products.

We are dependent on licenses from third parties for some of our key technologies, all of which we have licensed or sublicensed from Gen-Probe. We do not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. In some cases, such as the patents we license from Gen-Probe, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company, or are licensed from a third party. Thus, these patents and patent applications are not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Our rights to use the technology we license are subject to the validity of the owner’s intellectual property rights. Enforcement of our licensed patents or defense or any claims asserting the invalidity of these patents is often subject to the control or cooperation of our licensors. Legal action could be initiated against the owners of the intellectual property that we license and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to license intellectual property that we may need to operate our business. In addition, such licensors may resolve such litigation in a way that benefits them but adversely affects our ability to use the licensed technology for our products.

Certain of our licenses contained in our agreement with Gen-Probe contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sublicensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents or (iii) we declare bankruptcy or dissolve. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses could prevent us from marketing some or all of our products. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some or all of our products.

The prosecution and enforcement of patents licensed to us by third parties are not within our control. Without these technologies, our products may not be successful and our business would be harmed if the patents were infringed or misappropriated without action by such third parties.

In some cases, such as pursuant to the Gen-Probe agreement, we do not have the right to control the prosecution, issuance, filing and maintenance of the patents and patent applications we have licensed and are reliant on our licensors. Therefore, we cannot be certain that these patents and patent applications will be controlled in a manner consistent with the best interests of our business. This may result in the rights we have licensed being reduced or eliminated and may adversely affect the coverage, scope and jurisdictional reach of the patent rights encompassing our commercial offerings. In some cases, such as pursuant to the Gen-Probe agreement, we also do not have the right to bring and control a patent infringement action against third parties, based on the patents to which we hold licenses. In these situations, we are reliant on our licensors to bring and control such action and our licensors are under no obligation to do so, even in fields for which we have an exclusive license. This may adversely affect our ability to compete successfully with our competitors. While certain of the licenses under which we have rights provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute. In addition, our rights to practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Our licenses may be terminated by the licensor if we are in breach of certain terms or conditions of the license agreement or in certain other circumstances.

Claims that our molecular assays and instruments infringe the patent rights of third parties could result in costly litigation or, in the event of an unfavorable outcome, could have an adverse impact on our ability to commercialize our current or future products, grow and maintain profitability and could have a material adverse impact on our business.

We cannot guarantee that our products, or the use of our products, do not infringe third-party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future.

We may not be aware of all relevant third-party patents or patent applications. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or their use could have been filed by others without our knowledge. Third parties may have obtained, and may in the future obtain, patents under which such third parties may claim that the use of our products constitutes patent infringement. Furthermore, as we continue to commercialize our molecular assays and instruments in their current or future form, launch new products, and enter new markets, we expect that competitors may claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We may receive letters from third parties inviting us to take licenses under, or alleging that we infringe, their patents.

For example, we are aware of a U.S. patent owned by Enzo Life Sciences, Inc., or Enzo, which filed lawsuits in 2012 against Gen-Probe alleging that certain of Gen-Probe’s molecular diagnostic products infringe Enzo’s patent. Action was also filed against several other companies. Enzo sought permanent injunctive relief and unspecified damages. Enzo’s patent contains claims to oligonucleotides containing certain modified nucleotides. We use oligonucleotides containing modified nucleotides in our hybridization protection and dual kinetic assays. If we are eventually named as a party to the litigation between Enzo and Gen-Probe, if Enzo files a separate lawsuit against us, or if any other third party sues us alleging patent infringement, we may be unable to successfully defend such action and an unfavorable outcome could have a material adverse effect on our business. In addition, Gen-Probe may resolve such litigation in a way that benefits them but adversely affects our ability to use the licensed technology for our products. We are also aware of a third-party U.S. patent that expires next year, which has some claims that are relevant to nucleic acid hybridization and detection. As a result, we could be subject to litigation for patent infringement, and could be liable for damages for sales occurring prior to the expiration of the patent if we did not prevail in such litigation, and an unfavorable outcome could have a material adverse effect on our business.

If a third-party patent is successfully asserted against us, we could be barred from commercializing our current products and may owe a substantial damages award, all of which could have a material adverse impact on our cash position and business and financial condition. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our cash position and stock price. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

In the event of a successful claim of infringement or misappropriation against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from commercializing our current products. We may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Moreover, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to commercialize our current or future products, grow and maintain profitability and have a material adverse effect on our business.

Developments in patent law could have a negative impact on our business.

From time to time, the U.S. Supreme Court, or the Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or the USPTO, may change the standards of patentability and any such changes could have a material adverse effect on our business.

The Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business.

We may be unable to protect or enforce our intellectual property effectively, which could harm our competitive position.

Obtaining and maintaining a strong patent position is important to our business. Our patent applications are in the early stages of prosecution and none have yet issued as patents. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter partes review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we choose to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer.

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. We may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could have a material adverse effect on our results of operations and business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed, which could have a material adverse effect on our business.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information. For example, significant elements of the Atlas system are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and legal recourse to which we are entitled against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed, which could have a material adverse effect on our business.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for the technology used in our products and the enforcement of intellectual property.

Third parties may assert ownership or commercial rights to inventions we develop.

Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. We have written agreements with collaborators that provide for the ownership of intellectual property arising from our collaborations. These agreements provide that we must negotiate certain commercial rights with collaborators with respect to joint inventions or inventions made by our collaborators that arise from the results of the collaboration. In some instances, there may not be adequate written provisions to address clearly the resolution of intellectual property rights that may arise from a collaboration. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party collaborator’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a collaborator’s samples, we may be limited in our ability to capitalize on the market potential of these inventions. In addition, we may face claims by third parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective, or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such inventions. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property, or may lose our exclusive rights in that intellectual property. Either outcome could have a material adverse effect on our business.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who were previously employed at universities or other diagnostic, life sciences or food companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Relating to Our Financial Condition and Capital Requirements

We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are an early, commercial-stage company and have a limited operating history. We were incorporated in Delaware and began operations in 2009 following the acquisition of the industrial market assets of Gen-Probe. Our limited operating history, lengthy sales cycle and limited number of customers may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies in rapidly evolving industries. If we do not address these risks successfully, it could have a material adverse effect on our revenue, results of operations and business.

We have a history of net losses. We expect to incur net losses in the future and we may never achieve or sustain profitability.

We have historically incurred substantial net losses, including net losses of $7.3 million and $15.7 million for the three and six months ended June 30, 2014. At June 30, 2014, we had an accumulated deficit of $116.5 million. Although we have started generating limited revenue, we expect our losses to continue as a result of increased commercialization costs, increased cost of revenue, including manufacturing costs, and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

We may need to raise additional capital to fund our existing operations, commercialize our products and expand our operations.

Based on our current business plan, we believe the net proceeds from our initial public offering completed in July 2014, together with our cash and cash equivalents at June 30, 2014, will be sufficient to meet our anticipated cash requirements over at least the next 24 months. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including due to changes in our business plan, a lengthier sales cycle, lower demand for our products or other risks described in this prospectus, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our efforts to drive market adoption of our Atlas solution and address competitive developments;

•	fund development and efforts of any future products;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets;

•	to make the two payments of $5.0 million due to Gen-Probe in each of 2018 and 2020 pursuant to the amendment to our license agreement with Gen-Probe; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our revenue growth rate and ability to generate cash flows from operating activities;

•	our sales and marketing and research and development activities;

•	effects of competing technological and market developments;

•	costs of and potential delays in product development;

•	changes in regulatory oversight applicable to our products; and

•	costs related to international expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us. The credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. In addition, our current loan and security agreements restrict our ability to raise funds through additional debt or certain other financing options. If we cannot secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more research and development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our development programs, which could lower the economic value of those programs to us.

Our loans contain covenants that may limit our flexibility in operating our business and failure to comply with any of these covenants could have a material adverse effect on our business.

In November 2013, we entered into loan and security agreements with each of Comerica Bank, or Comerica, and TriplePoint Capital LLC, or TriplePoint, which are secured by a lien on our assets, excluding certain intellectual property. These loans contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of certain assets;

•	engage in certain mergers and consolidations;

•	incur debt or encumber or permit liens on certain assets, except in the limited circumstances permitted under the loan and security agreements;

•	make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and

•	enter into certain transactions with affiliates.

A breach of any of the covenants under the loan and security agreements could result in a default under the loans. Upon the occurrence of an event of default under the loans, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In addition, our loans may become immediately due and payable upon the occurrence of a material adverse change. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, or other tax attributes to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, including in connection with this offering and some of which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

Risks Related to Our Common Stock

Our share price may be volatile, which could subject us to securities class action litigation and and our stockholders could incur substantial losses.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	competition from existing products or new products that may emerge;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	additions or departures of key management or other personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional debt or equity financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders; and

•	general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and NASDAQ and emerging growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Our quarterly operating results may be subject to significant fluctuations.

We are in the early stage of commercializing our Atlas Detection Assays and Atlas instrument, and may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Atlas Detection Assays and Atlas instrument could contribute to this quarterly variability. Our longer sales cycle complicates our ability to project quarterly revenue and the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.

Our executive officers, directors and principal stockholders exercise significant control over our company.

Our executive officers, directors and principal stockholders who are affiliated with certain of our board members and beneficially own more than 5% of our common stock in the aggregate, beneficially owned shares representing approximately 66.5% of our outstanding capital stock after the completion of our initial public offering in July 2014. If these stockholders were to choose to act together, as a result of their stock ownership, they may be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale, the trading price of our common stock could decline significantly. As of August 8, we had 17,653,797 shares of common stock outstanding, of which 17,651,598 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on January 12, 2015, resulting in these shares becoming eligible for public sale thereafter if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We will incur significant costs as a result of operating as a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we will incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market, or NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel will devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

Prior to the completion of our initial public offering, we were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act. As a public company, we are required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our indebtedness with Comerica and TriplePoint prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	classifying our board of directors into three classes;

•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our results of operations and business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

During the three and six months ended June 30, 2014, we issued and sold an aggregate of 86,909 shares of common stock to certain employees and consultants for cash consideration in the aggregate amount of $212,973 upon the exercise of stock options. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Use of Proceeds

On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the initial public offering price. BofA Merrill Lynch and Leerink Partners are acting as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences are acting as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.4 million after deducting underwriting discounts and commissions and other offering expenses of approximately $2.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of August 8, 2014, except for the payment of $8.0 million to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe, we have not used any of the net proceeds from the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date: August 11, 2014	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1+	Seventh Amended and Restated Certificate of Incorporation of Roka Bioscience, Inc. (incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

3.2+	Amended and Restated By-Laws of Roka Bioscience, Inc. (incorporated herein by reference to Exhibit 3.5 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files regarding (a) our Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 (b) our Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013, (c) our Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith
+	Incorporated by reference
**	Furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act.