Form 10-Q
period 2014-09-30
Roka BioScience, Inc.
filed 2014-11-10
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 7, 2014 was 17,660,432.

REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Balance Sheets as of September 30, 2014 and December 31, 2013	3
b) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and September 30, 2013	4
c) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of and for the nine months ended September 30, 2014 and the year ended December 31, 2013	5
d) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013	6
e) Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6. Exhibits	45
SIGNATURES	46

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$62,849	$32,728
Trade accounts receivable, net of $0 allowance for doubtful accounts	765	277
Inventories	4,894	3,879
Deferred tax assets	—	3,135
Prepaid expenses and other current assets	1,652	2,437
Total current assets	70,160	42,456
Property and equipment, net	12,688	14,510
Intangible assets, net	27,100	1,344
Goodwill	360	360
Other assets	317	444
Total assets	$110,625	$59,114
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$868	$1,226
Short-term deferred payments	609	339
Notes payable, current	9,875	4,919
Accrued expenses	2,320	2,381
Total current liabilities	13,672	8,865
Deferred payments	10,314	3,205
Convertible preferred stock warrant liability	—	212
Deferred tax liabilities	40	40
Other long-term liabilities	338	339
Total liabilities	24,364	12,661
Commitments and Contingencies (See Note 9)
Series B convertible preferred stock, $0.001 par value: zero and 39,680,000 shares authorized; zero and 37,200,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively. (Liquidation Value: $37,200 at December 31, 2013)	—	33,450
Series C convertible preferred stock, $0.001 par value: zero and 12,090,672 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively, (Liquidation Value: $16,020 at December 31, 2013)	—	15,836
Series D convertible preferred stock, $0.001 par value: zero and 32,511,979 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively. (Liquidation Value $47,500 at December 31, 2013)	—	43,272
Series E convertible preferred stock, $0.001 par value: zero and 33,601,367 shares authorized, zero and 32,934,700 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively. (Liquidation Value $41,992 at December 31, 2013)	—	35,239
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value: 20,000,000 and zero shares authorized, zero shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized and 17,660,432 shares issued and outstanding at September 30, 2014; 141,963,421 shares of Series A common stock authorized and 1,181,936 shares issued and outstanding at December 31, 2013; and 292,414 shares of Series B common stock authorized and 3,129 shares issued and outstanding at December 31, 2013	18	8
Additional paid-in capital	211,816	19,422
Accumulated deficit	(125,573)	(100,774)
Total stockholders’ equity (deficit)	86,261	(81,344)
Total liabilities and stockholders’ equity (deficit)	$110,625	$59,114
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,483	$556	$3,701	1,493
Operating expenses:
Cost of revenue	2,578	1,280	5,416	4,829
Research and development	1,922	2,139	5,991	5,836
Selling, general and administrative	4,618	4,363	14,214	12,896
Amortization of intangible assets	738	42	822	126
Total operating expenses	9,856	7,824	26,443	23,687
Loss from operations	(8,373)	(7,268)	(22,742)	(22,194)
Other income (expense):
Change in fair value of financial instruments	(223)	(2,055)	(785)	(2,630)
Interest income (expense), net	(476)	(91)	(1,244)	(245)
Loss before income taxes	(9,072)	(9,414)	(24,771)	(25,069)
Income tax provision (benefit)	11	35	28	36
Net loss and comprehensive loss	$(9,083)	$(9,449)	$(24,799)	$(25,105)
Net Loss per Common Share:
Basic and diluted	$(0.64)	$(17.00)	$(4.78)	$(51.05)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	14,153,715	555,910	5,188,516	488,190
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	84,927,615	$100,537	683,428	$8	$1,460	$(71,196)	$(69,728)
Issuance of Series E convertible preferred stock for cash at $1.275 per share	32,934,700	35,094	—	—	—	—	—
Conversion of convertible preferred stock into Common Stock	(3,296,082)	(17,206)	53,688	—	17,206	—	17,206
Issuance of restricted shares to employees	—	—	439,300	—	—	—	—
Exercise of options for Common Stock	—	—	8,649	—	20	—	20
Exercise of warrants for Series A Preferred Stock	171,118	9,412	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	696	—	696
Deemed dividends	—	(40)	—	—	40	—	40
Net loss	—	—	—	—	—	(29,578)	(29,578)
Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	765	—	765
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	5,000,000	5	53,210	—	53,215
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	10,494,557	4	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	1,364	—	1,364
Issuance of common stock for royalty reduction	—	—	865,063	1	9,091	—	9,092
Exercise of options for Common Stock	—	—	115,747	—	270	—	270
Net loss	—	—	—	—	—	(24,799)	(24,799)
Balance at September 30, 2014	—	$—	17,660,432	$18	$211,816	$(125,573)	$86,261
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(24,799)	$(25,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,690	1,897
Change in fair value of financial instruments	785	2,630
Loss on disposal of property and equipment	98	—
Provisions for inventory	991	509
Share-based compensation expense	765	530
Non-cash interest expense	800	266
Changes in operating assets and liabilities:
Accounts receivable	(549)	(211)
Inventories	(2,005)	(229)
Prepaid expenses and other assets	492	(129)
Accounts payable and accrued expenses	(397)	(1,745)
Deferred taxes	3,135	—
Other liabilities	(2)	20
Net cash used in operating activities	(17,996)	(21,567)
Cash flows from investing activities
Purchases of property and equipment, net of sales	(139)	(2,892)
Royalty buy-down	(10,500)	—
Net cash used in investing activities	(10,639)	(2,892)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	(99)	24,919
Net proceeds from issuance of debt and warrants	5,000	—
Net proceeds from warrant exercises	—	171
Proceeds from exercise of stock options	270	19
Proceeds from issuance of common stock, net of issuance costs	53,585	—
Net cash provided by financing activities	58,756	25,109
Net change in cash and cash equivalents	30,121	650
Cash and cash equivalents, beginning of period	32,728	17,314
Cash and cash equivalents, end of period	$62,849	$17,964
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
On July 22, 2014, the Company closed an initial public offering ("IPO") in which 5,000,000 shares of common stock were sold at $12.00 per share, before underwriting discounts. The Company received $53.2 million of net proceeds from the offering after deducting underwriting discounts, commissions and offering expenses. In connection with the closing of the IPO, all shares of the Company’s Class A common stock (“Common A”) and Class B common stock (“Common B”) were converted into a new class of common stock ("Common Stock") on a 1:1basis and all shares of Series B Convertible Preferred Stock (“Series B”), Series C Convertible Preferred Stock (“Series C”), Series D Convertible Preferred Stock (“Series D”) and Series E Convertible Preferred Stock (“Series E”) collectively referred to as “Convertible Preferred Stock” were converted into the new class of common stock at their respective conversion ratios. Additionally, in conjunction with the completion of the IPO, the Company chose to exercise its royalty reduction option pursuant to the amended license agreement with Gen-Probe. See Note 6 for further details.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2013 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2013. The condensed Balance Sheet as of December 31, 2013 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. There have been no changes to the Company’s significant accounting policies since December 31, 2013. The unaudited financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 16, 2014 (the “Prospectus”).

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Prior Period Adjustments

Previously, the Company calculated the fair value of its convertible preferred stock warrants outstanding using a time period based upon an estimated liquidation date. During the three months ended March 31, 2014, it was determined that a liquidation date cannot be reasonably estimated, nor do these warrants automatically expire upon a liquidation event such as an initial public offering, and consequently the life used to value these warrants should reflect the expiration date of each warrant. As a result of this change in estimate, during the three months ended March 31, 2014 the Company recognized the following prior period expenses: approximately $435,000 related to the change in fair value of warrants, approximately $26,000 of interest expense and approximately $77,000 of other expenses as a result of the change in calculation of the fair value of warrants. Additionally, this change in valuation resulted in a reduction of notes payable of approximately $77,000, deemed to be an additional debt discount which will be accreted to notes payable over the life of the loan with a corresponding charge to interest expense. Furthermore, the change in valuation resulted in an increase in deferred financing costs of $77,000 which was expensed in the nine months ended September 30, 2014. Management does not believe these adjustments are material to the current or prior periods.
Common A and Common B Reverse Stock Split
In July 2014, the Company’s board of directors authorized and the Company’s shareholders approved an 11.04:1 reverse stock split of the Company’s Common A and Common B shares, effective on July 3, 2014. In addition, effective on the date of the reverse stock split, the conversion ratio of Convertible Preferred Stock was adjusted by a factor of 11.04 and consequently, each share of Series B, Series C and Series E became convertible into approximately 0.0906 shares of Common Stock and each share of Series D became convertible into approximately 0.0937 shares of Common Stock. As stated in Note 1, all shares of Convertible Preferred Stock converted into Common Stock upon the completion of the Company's IPO. The Company’s historical share and per share information have been retroactively adjusted to give effect to this reverse split and corresponding change in conversion ratio.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently in the process of evaluating the impact this new guidance will have.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-9 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact this new guidance will have.
3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of cash and cash equivalents as of September 30, 2014 was held in demand accounts with one financial institution, which potentially subjects the Company to significant concentrations of credit risk.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

4. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of September 30,	As of December 31,
	2014	2013
Raw materials	$1,597	$1,846
Work in process	—	—
Finished goods	3,297	2,033
	$4,894	$3,879
5. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of September 30,	As of December 31,
	2014	2013
Atlas instruments	$10,160	$10,330
Manufacturing equipment	2,801	2,801
Laboratory equipment	2,967	2,923
Computer and office equipment	1,435	1,388
Leasehold improvements	1,318	1,272
Software	1,113	1,106
Total property and equipment	$19,794	$19,820
Less: Accumulated depreciation	(7,106)	(5,310)

Total	$12,688	$14,510
Atlas instruments include instruments intended for placement with customers and instruments placed with customers under lease agreements. As of September 30, 2014 and December 31, 2013, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $9.1 million and $9.8 million, respectively, net of accumulated depreciation of $1.1 million and $0.5 million, respectively.
Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$623	$582	$1,867	$1,677

6. INTANGIBLE ASSETS

In June 2014, the Company entered into an amendment to its license agreement with Gen-Probe. Under the amendment, the Company obtained a two-year option to reduce the royalty rate it pays to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of its IPO in July 2014, the Company exercised its option and issued to Gen-Probe 865,063 shares of common stock at $10.51 per share and made a cash payment of $8.0 million. The Company is required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020.

The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to the Company's intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. See Note 8 for further details on the additional required future cash payments described above.

Pursuant to the terms of the license agreement amendment, the Company committed to additional future contingent payments, as described in Note 10 below. Such additional payments will further reduce the royalty rate the Company pays to Gen-Probe, will also be recorded as additions to the Company's intangible technology asset upon payment and amortized over the estimated remaining life of the technology asset.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

7. ACCRUED EXPENSES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of September 30,	As of December 31,
	2014	2013
Employee related	$1,145	$888
Professional services	740	1,328
Other	435	165
Total accrued expenses	$2,320	$2,381
Included within Professional services and Other as of December 31, 2013, in the above table is approximately $526,000 for issuance costs related to our IPO.

8. DEFERRED PAYMENTS
Gen-Probe supply agreement
In May 2011, the Company entered into a supply agreement with Gen-Probe to purchase Atlas instruments. Pursuant to the terms of the agreement, the Company can defer up to one half of the purchase price for up to 54 months from the date of delivery. The deferred amounts do not bear interest, and the Company has determined that ASC 835-30 Imputation of interest (“ASC-835”) applies. Accordingly, the Company recorded the imputed interest component as a reduction of the deferred payment and as a reduction of the asset cost. The supply agreement provides for variable repayment terms based on a percentage of net sales as defined in the agreement, and the Company has estimated its net sales in determining amounts due for the 54 month term. The following table summarizes the amounts deferred under this agreement (amounts in thousands):

	As of September 30,	As of December 31,
	2014	2013
Current
Deferred payments, gross	$1,002	$759
Imputed interest	(393)	(420)
Deferred payments, net	$609	$339
Long-term
Deferred payments, gross	$3,776	$4,053
Imputed interest	(557)	(848)
Deferred payments, net	$3,219	$3,205
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings, the estimated effective interest rate used, ranges from 9.9% to 11.2%.
In the three and nine months ended September 30, 2014, the Company recorded approximately $104,000 and $318,000, respectively, and in the three and nine months ended September 30, 2013, the Company recorded approximately $102,000 and $266,000, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
Gen-Probe license amendment
The amendment to the license agreement with Gen-Probe detailed in Note 6 includes a $5.0 million payment due on January 1, 2018 and a $5.0 million payment due on January 1, 2020. The amendment does not require any interest payments or state an interest rate and as such, the Company has determined that imputed interest must be calculated and recognized in accordance with ASC-835. As such, the payments are recorded in Deferred payments on the Balance Sheet at their present values based upon a 7.6% interest rate for the payment due on January 1, 2018 and a 9.0% interest rate for the payment due on January 1, 2020. The difference between the present value and the amount payable will be accreted to Deferred payments over the respective term with a corresponding charge to Interest expense.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

9. NOTES PAYABLE

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
The loan and security agreement with Comerica (the “Comerica Loan”), provided for borrowing of up to $5.0 million and accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%. As of September 30, 2014, the rate was 6.4%. The loan is interest-only until June 1, 2015 and matures in 42 months. After the 18-month interest-only period, the Company will make 23 consecutive monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due. Upon the closing of the loan and security agreements, the Company borrowed $5.0 million from Comerica.
The loan and security agreement with TriplePoint (the “TriplePoint Loan”), provided for borrowings of up to $10.0 million. The TriplePoint loan provided that the Company may borrow up to $5.0 million in the second tranche, consisting of one or more term loan advances, before March 31, 2014 and if the Company had generated at least $10.0 million in revenue between November 21, 2013 and September 30, 2014, it would be eligible to borrow up to an additional $5.0 million in the third tranche. The Company did not meet the revenue requirement described above in order to borrow funds under the third tranche. In March 2014, the Company borrowed $5.0 million from TriplePoint under the second tranche, such borrowings will accrue interest at a rate of 9.5%. The TriplePoint Loan is repayable over 36 months from the borrowing date with an interest-only period of 12 months and equal monthly installments of principal and interest over the remaining term of the loan after the interest-only period.
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
In connection with the closing of the loan and security agreements, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon the completion of the IPO, such warrants became exercisable for 31,968 shares of Common Stock with an exercise price of $14.08.
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
In connection with the closing of the TriplePoint Loan, the Company incurred approximately $153,000 of debt issuance costs which were capitalized with Other assets on the Balance Sheet and will be amortized to Interest expense over the term the funds are available to Roka to be borrowed.
In connection with the borrowings under the second tranche, the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. Upon the completion of the IPO, such warrants became exercisable for 14,209 shares of Common Stock with an exercise price of $14.08. Furthermore, the Company recorded the liability for the note as $5.0 million less the value of the associated warrant of approximately $135,000. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to Interest expense.
As of September 30, 2014, approximately $1.8 million is classified as Notes payable, current on the Balance Sheet as it is due within one year from the Balance Sheet date. The remaining $8.2 million has also been classified as Notes payable, current due to a material adverse change clause within the loan agreements which allow Comerica and TriplePoint to call the debt based on subjective factors regarding the Company’s business and performance.
10. COMMITMENTS AND CONTINGENCIES
Operating leases
The Company has not entered into any new operating leases or amended any operating leases during the nine months ended September 30, 2014.
Contractual obligations
During the nine months ended September 30, 2014, there have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s most recent audited financial statements except as described below.
The amendment to the license agreement with Gen-Probe detailed in Note 6 provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate. Such payments are required to be made upon meeting certain revenue milestones or may be made at the election of the Company prior to meeting the revenue milestones.
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

11. FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, short-term deferred payments, deferred payments, notes payable, accrued expenses and Convertible Preferred Stock Warrants. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, short-term deferred payments and accrued expenses approximate their fair values because of the short-term nature of the instruments, or, in the case of the deferred payments and notes payable, because the interest rates the Company believes it could obtain for similar borrowings is similar to its existing interest rates.  In conjunction with the closing of the Company’s IPO, the warrants exercisable for shares of its Series B and Series E Preferred Stock were automatically converted into warrants exercisable for shares of its Common Stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital.
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its Convertible Preferred Stock Warrants at September 30, 2014 and December 31, 2013 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Financial Assets:
Money market deposit accounts	$62,538	$62,538	—	—
As of December 31, 2013
Financial Assets:
Money market deposit accounts	$25,470	$25,470	—	—
Financial Liabilities:
Convertible Preferred Stock Warrants	$212	—	—	$212
Some of the Company’s cash and cash equivalents are held in money market deposit accounts which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or market prices for similar securities.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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
The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the nine months ended September 30, 2014 and the nine months ended September 30, 2013 (amounts in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$212	$100
Issuance of Series A Warrants	—	6,674
Increase in Series E warrant shares	135	—
Change in fair value of warrants(1)	1,017	2,630
Settlement of Series A Warrants	—	(9,240)
Reclassification to equity(2)	(1,364)	—
Balance at end of period	$—	$164

(1)	Includes $666,000 of prior period fair value adjustments as discussed in Note 2 above.

(2)	The warrants were re-measured to fair value and reclassified to additional paid-in capital upon the initial public offering.
12. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Prior to the IPO, the Company had multiple classes of preferred stock for which shares were authorized, issued and outstanding. At the closing of the Company's IPO, all shares of Convertible Preferred Stock converted into 10,494,557 shares of Common Stock and as of September 30, 2014, there are zero shares of Convertible Preferred Stock outstanding.

Registration rights
Upon the expiration of a 180-day lock-up period that commenced on July 16, 2014, holders of at least 51% of Common Stock issued upon the conversion of Convertible Preferred Stock may require that the the Company file a registration statement under the Securities Act covering the registration of such shares of Common Stock issued upon the conversion of Convertible Preferred Stock into Common Stock. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the Company’s Convertible Preferred Stock and Convertible Preferred Stock Warrants.

Authorized stock

In connection with the seventh amended and restated certificate of incorporation effective on July 22, 2014, the total authorized shares of stock was changed to 520,000,000 of which 500,000,000 shares shall be a class designated as common stock with a par value of $0.001 per share and 20,000,000 shares shall be a class designated as preferred stock with a par value of $0.001 per share.

13. STOCK-BASED COMPENSATION
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 2,028,850 shares to employees, consultants and directors of the Company.
Effective upon the closing of the IPO, the Company adopted the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially makes available 1,086,956 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. The number of shares of Common Stock available for issuance under the 2014 Plan shall automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2015 and ending on (and including) January 1, 2024, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.
The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$41	$56	$174	$170
Restricted stock	$200	$120	$591	$360
Under the 2009 Plan, the Company granted approximately 4,000 stock options and 105,000 stock options during the nine months ended September 30, 2014 and 2013, respectively, valued at approximately $18,000 and $104,000, respectively. There were no grants of options or restricted stock under the 2014 Plan during the nine months ended September 30, 2014.
The Company determines the fair value of stock option awards at the date of grant using a Black-Scholes valuation model. This model requires the Company to make assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of the stock options. The following ranges of assumptions were utilized for stock options granted:

	For the Nine Months Ended September 30,
	2014	2013
Expected life in years	5.9-6.0	5.7-6.0
Interest rate	2.01%-2.04%	0.99%-1.94%
Volatility	60%	70%
Dividend yield	—	—
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

14. WARRANTS
Immediately prior to the Company's IPO, the Company had Series B Warrants outstanding which allowed their holders to purchase 2,480,000 shares of Series B at an exercise price of $1.00 per share. In connection with the IPO, the warrants converted into warrants to purchase Common Stock at their conversion rate of approximately 0.0906 common warrant shares to one Series B warrant share. Such warrants expire in September 2016, whereupon any warrants that remain unexercised will be exercised automatically in whole in a cashless exercise resulting in an issuance, to the holders of the warrants, the number of shares with a value equal to the intrinsic value of the warrants at the time of expiry.
In connection with the closing of the loan and security agreements discussed in Note 8, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities on the Balance Sheet of approximately $28,000 and $55,000 for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $28,000 was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $55,000 is included in the $153,000 of debt issuance costs which were capitalized in Other assets on the Balance Sheet and will be amortized to Interest expense. In connection with the borrowings made under the second tranche in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The initial fair value of approximately $135,000 for the warrants issued to TriplePoint in connection with the borrowings under the second tranche was deemed a discount on the debt issued by TriplePoint and is being accreted to interest expense over the term of the second tranche. In connection with the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share.
As of September 30, 2014, there were 270,813 warrant shares outstanding with a weighted average exercise price of $11.56 per share. See Note 10 for a summary of the changes in the Convertible preferred stock warrant liability for the nine months ended September 30, 2014 and 2013.
15. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. The weighted-average common shares outstanding excludes unvested restricted stock which although such shares are legally issued and outstanding, are not required to share in losses of the Company and are therefore excluded from the net loss per share calculation. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, Convertible Preferred Stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented. Previously, the Company had two classes of common stock outstanding. In connection with the IPO, the two classes were converted into a new class of Common Stock. The tables in this footnote are retroactively adjusted to show the results as if only the new class of Common Stock was outstanding for the entirety of each of the respective periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss applicable to common shareholders (thousands)	$(9,083)	$(9,449)	$(24,799)	$(25,105)
Deemed dividend (thousands)	—	—	—	184
Net loss applicable to common shareholders for computing loss per share (thousands)	$(9,083)	$(9,449)	$(24,799)	$(24,921)
Basic and diluted weighted average common shares outstanding	14,153,715	555,910	5,188,516	488,190
Basic and diluted loss per share	$(0.64)	$(17.00)	$(4.78)	$(51.05)

As the Company incurred a loss for the three and nine months ended September 30, 2014 and 2013, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	14,153,715	555,910	5,188,516	488,190
Dilutive effect of unvested restricted stock	301,846	47,278	262,861	21,724
Basic weighted average shares outstanding had the Company not incurred a loss	14,455,561	603,188	5,451,377	509,914
Dilutive effect of Convertible Preferred Stock	1,939,212	8,972,373	7,642,775	8,198,836
Dilutive effect of warrants	208	—	69	—
Dilutive effect of stock options	339,272	192,005	363,792	96,197
Diluted weighted average shares outstanding had the Company not incurred a loss	16,734,253	9,767,566	13,458,013	8,804,947

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

16. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the nine months ended September 30, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These four customers accounted for revenues of approximately $1.1 million, $648,000, $631,000 and $411,000, respectively. During the nine months ended September 30, 2013, the Company had two customers which each generated more than 10% of the Company’s revenues. These two customers accounted for revenues of approximately $504,000 and $457,000, respectively.
17. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of this filing and notes no events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, the words “Roka”, the “Company”, “our”, “we” and “us” refer to Roka Bioscience, Inc.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the audited Financial Statements and Notes thereto included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 16, 2014 (the “Prospectus”) and the Condensed Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.
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
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Although we are in the early stages of commercialization and rely on a limited number of customers, our initial customers include key opinion leaders in food safety testing. Through September 30, 2014, we have installed 36 Atlas instruments pursuant to commercial agreements. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. For the nine months ended September 30, 2014, we generated approximately $3.7 million in revenue which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of September 30, 2014, our accumulated deficit was $125.6 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations. In order to achieve and sustain profitability, we will need to significantly increase the number of customers that are using our products.

Recent Developments
On July 22, 2014, we closed an initial public offering (“IPO”) of our common stock which resulted in the sale of 5,000,000 shares of our common stock at a public offering price of $12.00 per share, before underwriting discounts. We received net proceeds from the IPO of approximately $53.2 million after deducting underwriting discounts, commissions and expenses.
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
In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, though for the nine months ended September 30, 2014, we have not sold any Atlas instruments.
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
Amortization of Intangible Assets
In connection with our transaction with Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, the amounts were transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020.
We anticipate amortization expenses for these intangible assets to increase in future periods as a result of the additional consideration paid to Gen-Probe noted above.
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
We expect our interest expense to increase as we purchase additional instruments to place with customers.

Results Of Operations
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,483	$556	$927	167%
Operating Expenses
Cost of revenue	2,578	1,280	1,298	101%
Research and development	1,922	2,139	(217)	(10)%
Selling, general and administrative	4,618	4,363	255	6%
Amortization of intangible asset	738	42	696	1,657%
Total operating expenses	9,856	7,824	2,032	26%
Loss from operations	(8,373)	(7,268)	(1,105)	15%
Other (expense) income:
Change in fair value of financial instruments	(223)	(2,055)	1,832	(89)%
Interest income (expense), net	(476)	(91)	(385)	423%
Net loss	$(9,083)	$(9,449)	$366	(4)%
Revenue
Revenue increased by $927,000, to $1.5 million for the three months ended September 30, 2014, from $556,000 for the three months ended September 30, 2013. During the three months ended September 30, 2014, we sold 152,000 Atlas Detection Assays compared to 58,000 in the three months ended September 30, 2013. The increased demand for our Atlas Detection Assays resulted from an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments.
As of September 30, 2014, we had 36 instruments placed with customers under commercial agreements, compared to 36 instruments as of June 30, 2014 and 23 instruments as of September 30, 2013. We do not expect that our revenue during the fourth quarter of 2014 will increase and could decrease as compared to the third quarter of 2014. For the three months ended September 30, 2014, the average revenue per instrument placed under commercial agreements was approximately $38,000, compared to $24,000 for the three months ended September 30, 2013. Our four largest customers, which each accounted for more than 10% of revenues, generated $1.0 million of revenue in the three months ended September 30, 2014.

Operating Expenses
Cost of Revenue
Cost of revenue increased by $1.3 million, to $2.6 million for the three months ended September 30, 2014, from $1.3 million for the three months ended September 30, 2013. The increase was primarily due to an increase in our provisions for inventory, higher sales volumes and increased expenses related to our field service organization. This increase was partially offset by charges incurred in the three months ended September 30, 2013 due to abnormally low production levels. During the three months ended September 30, 2014, we did not incur such charges due to higher production volume of Atlas Detection Assays and consumable supplies.
Research and Development
Research and development decreased by $217,000, to $1.9 million for the three months ended September 30, 2014, from $2.1 million for the three months ended September 30, 2013. The decrease was primarily due to a $278,000 decrease in supplies used in the development of commercial assays which was reduced and a $76,000 decrease in payroll and benefits expenses due to a decrease in headcount partially offset by an increase in outside services of $180,000.
Selling, General and Administrative
Selling, general and administrative expense increased by $255,000 to $4.6 million for the three months ended September 30, 2014 from $4.4 million for the three months ended September 30, 2013. The increase was primarily due to a $210,000 increase in payroll and benefits expenses driven primarily by increases in stock based compensation and accrued bonus expense.

Amortization of intangible assets
Amortization of intangibles increased $696,000 to $738,000 for the three months ended September 30, 2014 from $42,000 for the three months ended September 30, 2013. The increase was due to the increase in our intangible asset in July 2014 resulting from the exercise of our royalty reduction option with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased by $1.8 million to an expense of $223,000 for the three months ended September 30, 2014 from an expense of $2.1 million for the three months ended September 30, 2013. This decrease was primarily driven by a change in the value of Series A preferred stock warrants during the three months ended September 30, 2013 of $2.1 million prior to them being exercised during the three months ended September 30, 2013 offset in 2014 by a charge of $223,000 associated with the change in the fair value of our preferred stock warrant liability immediately before our outstanding preferred stock warrants converted into warrants to purchase common stock and were reclassified into additional paid-in capital.
Interest Income (Expense), net
Net interest expense increased by $385,000 to $476,000 for the three months ended September 30, 2014, from a net interest income of $91,000 for the three months ended September 30, 2013. The increase was primarily due to interest expense related to the loan and security agreements entered into with Comerica Bank and TriplePoint in November of 2013 and interest expense recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in accordance with the exercise of our royalty reduction option under our amended license agreement.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$3,701	$1,493	$2,208	148%
Operating Expenses
Cost of revenue	5,416	4,829	587	12%
Research and development	5,991	5,836	155	3%
Selling, general and administrative	14,214	12,896	1,318	10%
Amortization of intangible asset	822	126	696	552%
Total operating expenses	26,443	23,687	2,756	12%
Loss from operations	(22,742)	(22,194)	(548)	2%
Other (expense) income:
Change in fair value of financial instruments	(785)	(2,630)	1,845	—
Interest income (expense), net	(1,244)	(245)	(999)	—
Net loss	$(24,799)	$(25,105)	$306	(1)%
Revenue
Revenue increased by $2.2 million, to $3.7 million for the nine months ended September 30, 2014, from $1.5 million, for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we sold 414,000 Atlas Detection Assays compared to 145,000 in the nine months ended September 30, 2013. The increased demand for our Atlas Detection Assays resulted from an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments.
As of September 30, 2014, we had 36 instruments placed with customers under commercial agreements, compared to 23 instruments as of September 30, 2013. For the nine months ended September 30, 2014, the average revenue per instrument placed under commercial agreements was approximately $99,000, compared to $60,000 for the nine months ended September 30, 2013. This increase is due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated $2.8 million of revenue in the nine months ended September 30, 2014.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $587,000, to $5.4 million for the nine months ended September 30, 2014, from $4.8 million for the nine months ended September 30, 2013. The increase was primarily due to higher sales volumes and increased expenses related to our field service organization as well as an increase in our provisions for inventory. This increase was partially offset by charges incurred in the nine months ended September 30, 2013 due to abnormally low production levels. During the nine months ended September 30, 2014, we did not incur such charges due to higher production volume of Atlas Detection Assays and consumable supplies.
Research and Development
Research and development increased by $155,000 to $6.0 million for the nine months ended September 30, 2014, from $5.8 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in outside services of $725,000 primarily related to the development of the mini Atlas, partially offset by a decrease of $235,000 in supplies used in the development of commercial assays and a $190,000 decrease in payroll and benefits expenses due to a decrease in headcount.

Selling, General and Administrative
Selling, general and administrative expense increased by $1.3 million to $14.2 million for the nine months ended September 30, 2014 from $12.9 million for the nine months ended September 30, 2013. The increase was primarily due to a $571,000 increase in payroll and benefits expenses due primarily to increases in stock based compensation and bonus expense, a $339,000 increase in accounting fees, a $219,000 increase in supplies used for customer evaluations and a $172,000 increase in administrative expenses.
Amortization of intangible assets
Amortization of intangibles increased by $696,000 to $822,000 for the nine months ended September 30, 2014 from $126,000 for the nine months ended September 30, 2013. The increase was due to the addition to our intangible asset in July 2014 in connection with the exercise of our royalty reduction option with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased by $1.8 million to an expense of $785,000 for the nine months ended September 30, 2014 from an expense of $2.6 million for the nine months ended September 30, 2013. This decrease was primarily driven by a change in the value of our Series A preferred stock warrants during the nine months ended September 30, 2013 of $2.6 million prior to them being exercised in September 2013, partially offset by changes in the fair value of our preferred stock warrant liability during 2014 prior to our IPO including a charge of $223,000 in the three months ended September 30, 2014 associated with the change in the fair value of our preferred stock warrant liability immediately before our outstanding preferred stock warrants converted into warrants to purchase common stock and were reclassified into additional paid-in capital.
Interest Income (Expense), net
Net interest expense increased by $1.0 million to $1.2 million for the nine months ended September 30, 2014, from a net interest expense of $245,000 for the nine months ended September 30, 2013. The increase was primarily due to interest expense related to the loan and security agreements entered into with Comerica Bank and TriplePoint in November of 2013 and interest expense recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in accordance with the exercise of our royalty reduction option under our amended license agreement.
Liquidity and Capital Resources
Prior to our initial public offering in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Our initial public offering closed on July 22, 2014 and we received approximately $53.2 million of net proceeds, after deducting underwriting discounts, commissions and expenses. We have incurred negative cash flows from operating and investment activities since our inception in 2009. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. Our business generally involves placement of Atlas instruments with our customers under reagent rental agreements. As a result, as our business expands, we expect to incur significant negative upfront cash outlays for the purchase and installation of additional Atlas instruments, to be offset by later positive operating cash flows from sales of Atlas Detection Assays and consumable supplies. At September 30, 2014, we had cash and cash equivalents of $62.8 million and an accumulated deficit of $125.6 million.
The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(17,996)	$(21,567)
Net cash used in investing activities	(10,639)	(2,892)
Net cash provided by financing activities	58,756	25,109
Net increase (decrease) in cash and cash equivalents	$30,121	$650

Operating Activities
Net cash used in operating activities was $18.0 million and $21.6 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease of approximately $3.6 million of cash used in operating activities from the nine months ended September 30, 2014 to the nine months ended September 30, 2013 was primarily related to the receipt of $3.1 million related to the sale of state net operating loss carry-forwards completed in January 2014 and a decrease in payments for prepaid expenses and other assets of $621,000, partially offset by increases in inventory and accounts payable.
Investing Activities
Net cash used in investing activities was $10.6 million for the nine months ended September 30, 2014 and $2.9 million for the nine months ended September 30, 2013. Net cash used in investing activities during the nine months ended September 30, 2014 was primarily the result of $10.5 million in payments to Gen-Probe for the royalty reduction. Net cash used in investing activities during the nine months ended September 30, 2013 was related to the purchase of property and equipment, primarily Atlas instruments. Under the Atlas supply agreement with Gen-Probe, we can defer up to one-half of the invoice amount for each Atlas instrument we purchase for up to 54 months after delivery. Net cash used in investing activities excludes the amounts deferred under the Atlas supply agreement.
Financing Activities
Net cash provided by financing activities was $58.8 million for the nine months ended September 30, 2014 and $25.1 million for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of proceeds from our initial public offering of $53.6 million, which excludes offering expenses of $370,000 paid in 2013, borrowings under our loan and security agreements of $5.0 million and $270,000 of proceeds from the exercise of stock option. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted of $24.9 million of net proceeds from the issuance of convertible preferred stock and preferred stock warrants and $190,000 of proceeds from the exercise of preferred stock warrants and stock options.
Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts to commercializing our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and the net proceeds of our initial public offering. Based on our current business plan, we believe that our cash and cash equivalents as of September 30, 2014 will be sufficient to fund our projected operating requirements through mid 2016. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as increased general and administrative expenses, such as higher insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase in order to purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million, constituting the entirety of the first tranche. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.4% as of September 30, 2014. The loan is interest-only until June 1, 2015 and matures in 42 months. After the interest-only period, we must repay the loan in 23 consecutive monthly installments, which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due.
Pursuant to the terms of our loan agreement with TriplePoint, we borrowed $5.0 million under the second tranche in March 2014. We did not meet the required revenue threshold in order to borrow funds under the third tranche. The borrowings under the TriplePoint loan accrue interest at the Prime Rate plus 6.25%, but not less than 9.5% and are repayable over 36 months from the borrowing date with an interest-only period of 12 months, and equal monthly installments of principal and interest over the remaining term of the loan after the interest only period.
As of September 30, 2014, we had $10.0 million outstanding under our loan agreements with Comerica and TriplePoint. We may prepay the loans to Comerica and TriplePoint, in full or in part at any time, provided that no event of default has occurred and is continuing, subject to a prepayment penalty of 2.0% of the prepaid amount if we elect to repay either of these loans prior to one year after the borrowing date.
In connection with entering into the loan and security agreements, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings under the second tranche, the TriplePoint warrants became exercisable for an additional 156,863 shares. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As of September 30, 2014, there are 270,813 warrant shares outstanding with a weighted average exercise price of $11.56 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of shares of our Series E preferred stock.
Under the terms of the loan and security agreements with Comerica and TriplePoint and the subordination agreement between TriplePoint and Comerica, we granted Comerica a first priority security interest and granted TriplePoint a second priority security interest in substantially all of our assets, other than our intellectual property.

Contractual Obligations and Commitments
For the nine months ended September 30, 2014, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2013 contained in our Prospectus except for the addition of $5.0 million in notes payable related to funds borrowed under our term loan and security agreements in March 2014 and the addition of $10.0 million payable to Gen-Probe due to the royalty reduction option in our license agreement which was exercised in connection with our IPO. The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,777	$1,001	$620	$8,156	$5,000
Operating lease obligations(2)	5,243	1,034	2,137	1,675	397
Purchase obligations(3)	3,032	3,032	—	—	—
Notes payable(4)	10,370	10,370	—	—	—
Total contractual obligations	$33,422	$15,437	$2,757	$9,831	$5,397

(1)
The deferred payment obligations are based upon the deferred amounts outstanding for instruments purchased from Gen-Probe as of September 30, 2014. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $7.1 million on the Balance Sheet as of September 30, 2014.

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
As of September 30, 2014, our cash and cash equivalents of $62.8 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of September 30, 2014, we had $10.0 million outstanding under the loan and security agreements we entered into during November 2013, of which only $5.0 million has a variable interest rate. Considering the amounts outstanding and available under the loan and security agreements, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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
Currently, we rely solely on the commercialization of our Atlas Detection Assays and Atlas instrument to generate revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products. We achieved our first commercial sales in late 2012 and experienced limited revenue and customer adoption during 2013 and the nine months ended September 30, 2014. In addition, demand for our Atlas products may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. For example, we did not increase our instrument placements during the third quarter of 2014 and we do not expect that our revenue during the fourth quarter of 2014 to increase and could decrease as compared to the third quarter of 2014. We are currently not profitable. Even if we succeed in increasing adoption of our Atlas solution by the food safety testing market, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability which could have a material adverse effect on our financial condition. In addition, our inability to achieve or sustain profitability could result in future write-offs of intangible assets or goodwill if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations.
We are in the early stages of commercialization and our Atlas Detection Assays and Atlas instrument may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized in the food safety testing market as accurate, rapid and cost-effective. Most of our potential customers currently use molecular or immunochemical testing methods and may be reluctant to change those methods to a new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our Atlas solution is an attractive alternative to existing molecular and immunochemical testing systems. We will need to demonstrate that our products provide accurate, time saving and cost-effective alternatives to existing testing methods. Compared to most competing technologies, our molecular technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our solution, potential customers are required to devote significant time and effort to testing and validating our Atlas Detection Assays and Atlas instrument. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate laboratory practices to ensure accurate results due to the highly sensitive nature of our assays, such as our Listeria assay. Although customers have successfully implemented our Listeria assay without experiencing false positives, particularly when sufficient resources have been allocated to training personnel and good laboratory practices and our recommended processes have been appropriately implemented, in the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay. In collaboration with our customers, we developed revised sample workflow procedures that we believe successfully minimized the risk of sample contamination with our Listeria Assay. However, in late August 2014, we became aware that one of our high-volume contract testing laboratory customers found it difficult to consistently follow these revised sample workflow procedures and consequently sporadically experienced false positive test results due to inadvertent sample contamination. These difficulties caused the customer to delay further implementation of the Listeria assay until the customer’s challenges with the Listeria assay have been resolved. In response to the customer experience, we have commenced an initiative to modify our Listeria assay to make it less susceptible to inadvertent sample contamination.  We expect to have our modified Listeria assay available to customers in the second quarter of 2015.  There is no assurance that the modified Listeria assay will be ready in the second quarter of 2015 or, if ready, that the modified Listeria assay will successfully address the issues with false positives that this particular customer experienced.  Any failure of our Atlas solution to meet customer benchmarks or expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

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
The sales cycle for our Atlas solution is lengthy and unpredictable, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. Most of our potential customers currently use molecular or immunochemical testing methods and we need to persuade potential customers to change their testing methods and adopt our Atlas solution. These customers may be reluctant to change those methods to a new testing method or may delay any decisions to change their testing methods. Potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our Atlas solution, including providing demonstrations and validation on the food types that they test. Even then, customers may decide to continue to evaluate our Atlas solution and delay any decision to change their testing methods. Furthermore, even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our Atlas solution can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our Atlas Detection Assays, has varied considerably and can often be 12 months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.
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
We commenced our formal commercial launch in late 2012 and anticipate growth in our business operations. Since our inception in 2009, we have increased our number of employees to 130 as of September 30, 2014 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

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
We have a limited number of customers and have derived a significant portion of our revenue from a subset of these customers. For the nine months ended September 30, 2014, our top four customers, Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Silliker, Inc, accounted for an aggregate of 75% of our total revenue. Each of these customers accounted for more than 10% of our total revenue for the period. We do not have any long term contracts and our customer contracts are terminable at will by either party. The complete loss of, or significant reduction in business from these key customers or any significant future customers could have a material adverse effect on our revenue, results of operations and business.
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
The placement of our products at new customer sites, the introduction of the technology used in our products and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel. As of September 30, 2014, we had a nine-person technical support organization, which supports the installation and maintenance of the Atlas instrument and provides technical proficiency training for operators of the Atlas instrument. Attracting and retaining technical support personnel is very competitive in our industry. Customers are particularly sensitive to any interruptions or downtime with respect to our Atlas instruments and therefore we need to retain sufficient technical support staff to service and maintain the Atlas instruments that we place. In addition, extensive training is required to learn and understand our Atlas Detection Assays and Atlas instrument. In order to manage our growth and effectively support potential new customers and the expanding needs of our current customers, we may need to expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business may need or if we are unable to provide our customers with the technical support that they need, we may be unable to retain our customers, which could have a material adverse effect on our revenue, results of operations and business.
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
We have historically incurred substantial net losses, including net losses of $9.1 million and $24.8 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, we had an accumulated deficit of $125.6 million. Although we have started generating limited revenue, we expect our losses to continue as a result of increased commercialization costs, increased cost of revenue, including manufacturing costs, and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

We may need to raise additional capital to fund our existing operations, commercialize our products and expand our operations.
Based on our current business plan, we believe our cash and cash equivalents at September 30, 2014, will be sufficient to meet our anticipated cash requirements through mid-2016. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including due to changes in our business plan, a lengthier sales cycle, lower demand for our products or other risks described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b), we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, or other tax attributes to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and our ability to use our NOLs to offset taxable income could be limited by Section 382 of the Code. Future changes in our stock ownership, including changes which are outside of our control, could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.
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
We are in the early stage of commercializing our Atlas Detection Assays and Atlas instrument, and may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Atlas Detection Assays and Atlas instrument could contribute to this quarterly variability. Our longer and unpredicatlbe sales cycle for the adoption of our Atlas solution complicates our ability to project quarterly revenue. For example, in the first half of 2014, we placed 13 Atlas instruments; whereas we did not add any Atlas placements in the third quarter primarily because customers decided to continue to evaluate our Atlas solution further before deciding to change their testing methods and adopt our Atlas solution. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.
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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale, the trading price of our common stock could decline significantly. As of November 7, 2014, we had 17,660,432 shares of common stock outstanding, of which 17,658,233 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on January 12, 2015, resulting in these shares becoming eligible for public sale thereafter if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Unregistered Sale of Equity Securities
During the nine months ended September 30, 2014, we issued and sold an aggregate of 109,111 shares of common stock to certain employees and consultants for cash consideration in the aggregate amount of $256,959 upon the exercise of stock options. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of November 7, 2014, except for the payment of $8.0 million to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe, we have not used any of the net proceeds from the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	November 10, 2014	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2014	By: /s/ Steven T. Sobieski
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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of September 30, 2014 and December 31, 2013 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013, (c) our Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith