Form 10-K
period 2014-12-31
Roka BioScience, Inc.
filed 2015-03-27
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number: 001-36538

ROKA BIOSCIENCE, INC. (Exact name of registrant as specified in its charter)

DELAWARE	27-0881542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Independence Boulevard Warren, NJ	07059
(Address of principal executive offices)	(Zip code)
(908) 605-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Market on July 17, 2014. The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of July 17, 2014 (based on the last reported sale price on the NASDAQ Global Market as of such date) was $46,545,024.

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of March 24, 2015 was 18,043,600.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

ROKA BIOSCIENCE, INC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains a number of forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements in this report include, but are not limited to, statements about:

•	the ability of our Atlas solution to provide our customers with accurate, timely test results and improved laboratory efficiencies;

•
the ability of our Atlas Detection Assays and Atlas instrument to gain market acceptance, particularly from key thought leaders in the industry, major food companies and third-party food safety testing laboratories;

•	our ability to increase our revenue, instrument placements and average revenue per instrument;

•	our relationship with Gen-Probe under our license and supply agreements;

•
our relationships with key suppliers, including certain single source suppliers such as Gen-Probe, from whom we obtain our Atlas instrument and supplies for Atlas Detection Assays and certain components and materials used in our assays;

•	our ability to manufacture our complex assays in accordance with precise technological specifications and in sufficient quantities, on a timely basis;

•	our ability to enhance existing products and to develop, introduce and commercialize new products;

•	our ability to protect our intellectual property rights, including the patent rights we license from Gen-Probe;

•	our ability to defend against any future claims that our Atlas Detection Assays and Atlas instrument infringe the patent rights of any third parties;

•	our ability to manage lengthy and variable sales cycles and to forecast revenue and operating expenses;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and

•	anticipated trends and challenges in our business and the markets in which we operate.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.
You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

BUSINESS
Overview

We are a molecular diagnostics company initially focused on providing advanced testing solutions for the detection of foodborne pathogens, which is projected to be the fastest growing segment of the $2 billion food safety testing market. The proprietary molecular technology used in our assays enables us to offer accurate and rapid testing solutions while our fully automated instrument helps our customers reduce labor costs and minimize operator error. In late 2012, we launched our proprietary Atlas Detection Assays and Atlas instrument in the North American food safety testing market and have worldwide rights to develop and commercialize our advanced molecular testing solutions for a wide range of other industrial applications.
Our company was founded in 2009 through the acquisition of the industrial application market assets of Gen-Probe Incorporated, which was subsequently acquired by Hologic, Inc. (herein referred to as "Gen-Probe"). The acquisition included a worldwide license for Gen-Probe’s molecular assay technologies in the industrial testing field, access to certain instrument platforms as well as 18 key development personnel. Following the acquisition, we entered into supply agreements with Gen-Probe pursuant to which we purchase from Gen-Probe our Atlas instruments, certain proprietary disposable components and certain proprietary reagents and universal reagents that we use to manufacture our Atlas Detection Assays, which assays also contain our proprietary compositions and methods. Gen-Probe is recognized as a global leader in the development of innovative assay technology and instrument platforms and Gen-Probe’s assay technology and instrument platforms are supported by an extensive portfolio of issued patents. Our advanced molecular assays and automated instruments are derived from this Gen-Probe technology, which Gen-Probe has validated for use in the highly regulated clinical diagnostics and blood screening markets.

We are initially focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. The detection of foodborne pathogens has historically been accomplished using:

•
culture-based assays, which depend on the growth and visualization of pathogens in culture media and are generally accurate, but the method is laborious, requires skilled labor and typically requires three to five days before test results are available;

•
immunochemical-based assays, which depend on an antibody binding reaction for detection of pathogens and are generally more rapid than culture-based assays, but the method is less accurate than culture-based methods, is laborious and typically requires two to three days before test results are available; and

•
molecular-based assays, which depend on the extraction and amplification of DNA for detection of pathogens and are generally more accurate and rapid than immunochemical-based assays, but the method is complex, laborious, may be negatively impacted by sample type and typically requires one to two days before test results are available.

We believe our Atlas solution addresses the significant performance gaps that traditional pathogen detection methods have with respect to accuracy, time to results and automation. Our Atlas Detection Assays incorporate our advanced molecular technologies and are performed on our “sample-in-result-out” Atlas instrument that automates all aspects of molecular diagnostic testing on a single, integrated platform, which is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies.

We expect the food safety testing market to grow due to enactment of new government regulations to improve food safety, quality improvement initiatives by food processors and consumer demand for safe food. We believe we are uniquely positioned to gain share in the food safety testing market given our key strengths:

•	innovative molecular-based assays, designed to deliver accurate and rapid test results;

•	fully automated instrument, designed to reduce labor costs and operator error;

•	dedicated sales force, customer service organization and customer applications laboratory;

•	highly scalable business model with significant operating leverage potential;

•	significant technical expertise and extensive understanding of food safety customers; and

•	experienced management team with a proven track record of performance.

We believe we have the potential to transform microbiological testing in the industrial application markets by delivering enhanced molecular-based testing solutions with respect to assay accuracy, time to results and automation. We have worldwide rights, except for certain rights retained by Gen-Probe, to Gen-Probe’s broad intellectual property portfolio including assay technologies and instrument platforms for microbiological testing in industrial application markets including food safety, pharmaceutical process, personal care products, water and environmental, veterinary, biothreat and infection control in healthcare facilities including testing for Hospital Acquired Infections, or HAIs.

Our Company Strategy

Our objective is to transform testing for microbiological and chemical contaminants in industrial application markets, including food safety, by developing and commercializing diagnostic products that provide accurate, rapid and cost-effective test results on fully automated platforms. To achieve this objective, our strategy is to:

Expand commercialization of our Atlas Detection Assays for foodborne pathogens in North America.

We intend to leverage our dedicated sales force, dedicated customer service organization and flexible instrument placement strategies to drive customer adoption of our Atlas instrument and Atlas Detection Assays. We are initially targeting high-volume throughput testing laboratories, including food processors and third-party contract testing laboratories, which are already using molecular test methods. To accelerate market adoption, we conduct comparative methods and workflow efficiency studies that seek to demonstrate the high accuracy, rapid time to results and cost-effectiveness of our Atlas solution. We also collaborate with food safety thought leaders and regulatory authorities to support the evaluation and validation of our Atlas solution.

Drive innovation in foodborne pathogen testing beyond our current menu of assays.

Our current menu of Atlas Detection Assays includes molecular tests for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E.coli and Listeria monocytogenes, which we estimate address 98% of global pathogen test volume. We are actively working on next generation versions of our amplified molecular tests, which we believe will deliver even more rapid time to results. We also are developing versions of our Atlas Detection Assays without an amplification reagent, or non-amplified versions, in order to have a broader portfolio of solutions for customers currently using immunochemical testing methods. In addition, we are exploring the development of a molecular diagnostic instrument designed to address the needs of lower-volume throughput customers. This instrument will leverage our existing investments in assay development and allow us to reach a broader customer base.

Develop a portfolio of innovative food safety tests beyond foodborne pathogen tests.

We are initially focused on the pathogen testing segment of the food safety testing market. However, our customers have other food safety testing needs, including the detection of chemical contaminants, such as allergens, antibiotic residues and mycotoxins, and non-pathogenic indicator organisms. We believe we can leverage our development expertise, commercial infrastructure, customer relationships and knowledge of the regulatory environment applicable to our customers to enter these adjacent and complementary segments of the food safety testing market. We anticipate initially developing or acquiring technologies and products to test for chemical contaminants in food, which we expect to be highly complementary to our current business.

Selectively launch our innovative food safety testing products in global markets.

We intend to selectively globalize our business with a market specific, hybrid model of direct sales and/or strategic partnerships with established food safety companies. We believe our customers will require us to provide global solutions for pathogen testing due in part to The Food Safety Modernization Act, or FSMA, that requires U.S. food importers to verify supplier activities to ensure a safe food supply and institutes mandatory preventive controls for food facilities, along with mandated inspection frequency, to ensure the safety of the $110 billion worth of food imported into the United States annually. In addition, we intend to target select international markets where increasing government regulation is driving demand for enhanced food safety testing solutions.

Develop innovative diagnostic products for industrial application markets beyond food safety.

We believe the inherent strengths of the proprietary technology used in our products with respect to the delivery of accurate, rapid and cost-effective microbiological test results on a fully automated instrument will be relevant for a wide range of industrial application markets. We intend to selectively leverage the proprietary technologies used in our products and instruments to develop testing solutions for other industrial application markets including personal care products, water and environmental, veterinary, pharmaceutical process, biothreat and infection control in healthcare facilities including testing for HAI. We may expand into these industrial application markets on either a direct basis or through strategic partnerships with established companies.

The Food Safety Market

Foodborne illness is a public health imperative.

Foodborne illness caused by microorganisms is a substantial and growing public health problem. The World Health Organization, or WHO, estimates that approximately one in three people in industrialized countries may be affected by foodborne disease each year. The U.S. Centers for Disease Control and Prevention, or CDC, estimates that one in six Americans becomes ill, 128,000 are hospitalized and 3,000 die of foodborne disease annually in the United States. The most common clinical presentation of foodborne diseases takes the form of gastrointestinal symptoms, but such diseases can also lead to chronic, life-threatening diseases, including neurological, gynecological or immunological disorders and cancers, as well as multi-organ failure and death. The number and magnitude of food recalls have increased significantly in recent years and averages 30 recalls a week in the United States and 20 recalls a week in Europe.

The public health imperative to ensure a safe food supply is becoming more challenging due to the growing industrialization and globalization of food production. The risk of foodborne disease is increased by foods being sourced and distributed globally, the increased consumption of raw and minimally processed foods that often lack a microbial kill step, such as cooking or processing, and the growth of population groups that are particularly susceptible to foodborne disease, such as older adults, young children and immune-compromised individuals.

Food safety testing is a $2 billion global market.

We estimated the value of the global food safety testing market to be approximately $2 billion in 2013. Although there are no official estimates of the size of the global food safety testing market, several publicly available third-party estimates value the global market at $3 billion and higher. Our estimate of the size of the food safety testing market was based on our in-depth analysis based on multiple inputs, including studies carried out by independent third parties, information published by other companies, market research commissioned by us as well as our knowledge of the market.

Our market estimate is comprised of three distinct testing segments for foodborne contaminants:

•
Pathogen Testing - the detection of disease-causing microorganisms, primarily bacteria, or pathogens, such as Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes, which we estimate to be approximately $730 million;

•	Chemical Contaminants Testing - the detection of chemical contaminants such as allergens, mycotoxins and drug residues, which we estimate to be approximately $570 million; and

•	Indicator Organism Testing - the detection of organisms that are not inherently pathogenic, such as coliforms, yeast and molds, which we estimate to be approximately $700 million.

     We are initially focused on the pathogen testing segment of the food safety testing market. The most commonly tested foodborne pathogens are Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes, which we estimate collectively represent 98% of the pathogen testing performed by food processors and third-party contract testing laboratories. We estimate the pathogen testing market to be 167 million tests in 2013 and we expect it to increase at an approximate 6% compound annual growth rate through 2017 due to the enactment of new government regulations to improve food safety, quality improvement initiatives by food processors and consumer demand for safe food.

Pathogen testing includes traditional culture-based methods as well as newer immunochemical and molecular-based methods. We estimate the North American pathogen testing market comprises 67.8 million tests in 2013, of which 39%, or 26.6 million tests, were molecular-based. We believe that the pathogen testing segment of the market will continue to migrate away from culture and immunochemical methods towards molecular-based methods, especially in North America, as food processors seek to improve assay accuracy and obtain faster time to results. We expect the use of higher value molecular test methods to increase at approximately twice the growth rate of the overall test market, at an approximately 10% compound annual growth rate from 2013 to 2017.

Increased regulation is expected to drive growth in food safety testing.

Globally, governments have enacted new regulations to improve food safety.

In 2011, the United States signed into law the Food Safety Modernization Act, or FSMA. The FSMA is designed to better protect public health and strengthen the food safety system by giving the FDA the authority to prevent outbreaks rather than simply reacting after an outbreak occurs. The FSMA mandates comprehensive, prevention-based controls by food processors to protect the U.S. food supply and provides the FDA with new enforcement authority. The FDA, pursuant to the FSMA, will be promulgating and finalizing the FSMA, implementing regulations through 2016. The required controls for microbial hazards in the FSMA legislation is expected to continue to drive increased pathogen testing by the food industry.
In addition to increasing regulation in the United States, governments around the world are taking action to address food safety concerns. For example, the European Union established the European Food Safety Authority in 2002 following a series of foodborne pathogen outbreaks in the late 1990s, as a keystone of European Union risk assessment approach to food safety. Similarly, the People’s Republic of China established the State Food and Drug Administration of China in 2003, as part of China’s efforts to improve food safety, and passed The PRC Food Safety Law in 2009 to further strengthen the government’s supervisory powers, unify food safety standards and increase liabilities for non-compliance by food processors after the 2008 contaminated milk powder incident, which resulted in the reported deaths of six babies and the sickness of 300,000 babies.

Contaminant testing is necessary as a result of updated food safety regulations.

The detection of contaminants such as pathogens, indicator organisms, allergens and chemical toxins is an important component of the food safety plans employed by food companies in response to regulations to improve food safety. In the United States, the food industry uses quality control programs such as Hazard Analysis and Critical Control Points, or HACCP, in order to comply with food safety regulations. HACCP is a management system in which food safety is addressed through the analysis and control of microbiological, chemical, and physical hazards from raw material production through finished product. The primary goal of a HACCP program is to prevent harmful contaminants from entering the food supply.

Under a HACCP system, potential hazards are identified and risks are analyzed at each stage of production. Critical control points for preventing or eliminating such hazards are identified and monitored with corrective actions taken as needed. Verification is conducted to ensure that the system is working and all elements of the process are documented. Pathogen testing is done on raw materials, environmental samples and finished products as part of a HACCP program.

Limitations of Competing Pathogen Testing Methods

Complexities and Challenges of Pathogen Testing

The presence of a single pathogenic bacterial cell may be sufficient to cause foodborne disease in a person consuming or handling contaminated food. Current pathogen testing standards require the detection of a single pathogenic bacterial cell in a food sample ranging in size from 25 to 375 grams, a challenge similar to finding a needle in a haystack. Food samples must therefore be incubated in culture media until the pathogen has grown to levels that can be detected by the specific testing method, a process known as sample enrichment. Sample enrichment is the first step in current methods used to detect pathogens in food. Sample enrichment is time-consuming, labor-intensive and generally a limiting factor in the time to results. The length of time required for the sample enrichment process, as well as the need for multiple enrichment processes, primarily depend upon the growth rate of the pathogen, the sample type and the sensitivity and specificity of the foodborne pathogen testing method.

Pathogen Testing Methods

A description of each method and its limitations follows below:

•
Culture - detection of the target pathogen is achieved through incubation of the food sample in a selective enrichment media until visual confirmation of the microorganism is possible. While the culture-based method is generally accurate and inexpensive, it is labor-intensive and the time to results is typically three to five days. In addition, culture-based methods may not be able to identify viable but non-culturable cells.

•
Immunochemical - detection of the target pathogen is achieved through a highly specific antibody:antigen binding reaction combined with a detectable optical label. Immunochemical technologies are faster than culture methods with typical time to results of two to three days. However, immunochemical methods are labor-intensive and hampered by increased false positives and false negatives, which varies by food and sample type.

•
Molecular - detection of the target pathogen is achieved through extraction, amplification and detection of its DNA or RNA. Molecular technologies such as polymerase chain reaction, or PCR, are faster than culture-based and immunochemical methods, with typical time to results of one to two days. However, PCR is a more complex and labor-intensive method and may be impacted by the presence of inhibitors and cross reactors, which varies by food and sample type.

Susceptibility to Inaccurate Test Results of Current Pathogen Testing Methods

In 2012, the American Proficiency Institute, one of the largest proficiency testing providers for the proficiency testing needs of hospital laboratories, physician offices, clinics, and point-of care testing sites, reported a 9.7% overall incidence of false negative or false positive test results on standard pathogen proficiency panels, which highlights the challenge of obtaining an accurate test results for the presence of foodborne pathogens. A false positive test result indicates that a pathogen is present in the food sample when the pathogen is not present in the food sample. A false negative test result indicates that a pathogen is not present in the food sample, when the pathogen is present in the food sample. The microbiological analysis of food is made difficult by the complexity and wide variety of food sample types, the heterogeneous distribution of low levels of pathogens, the need to detect and discriminate closely related species and the technical limitations of current pathogen testing methods.

The complexity and labor-intensity of current pathogen testing methods also contributes to the challenge of obtaining accurate test results. Current pathogen test methods involve approximately 40 process steps and approximately 30 manual touches per sample for a typical PCR-based method. The high number of technical process steps and manual touches per sample in current pathogen test methods significantly increases the likelihood of operator error. In addition, in light of the increased sensitivity of molecular pathogen testing methods relative to other testing methods, failure to adopt and sufficiently train personnel on appropriate laboratory practices and processes increases the likelihood of operator error and inaccurate test results.

Economic Repercussions of Inaccurate Pathogen Test Results

Large operational costs and lost revenue opportunities may be associated with a false positive test result and may include the following: extensive additional pathogen testing of raw materials, surfaces and equipment; disassembly and cleaning of processing equipment for the affected product; diversion, treatment or destruction of the potentially contaminated product; and withdrawal or recall of product that has entered the distribution channel.

The cost of a false positive test result for highly perishable products, such as ground beef or fresh produce, can be high as illustrated by the following examples. A presumptive positive result for E. coli O157:H7 in a production lot of ground beef typically results in the diversion of up to a 10,000 pound lot of the ground beef to cooking for pathogen destruction and could result in a 40% or greater reduction in value for the product. A presumptive positive test result for Salmonella or E. coli O157:H7 in fresh produce may result in the destruction of the associated crop. In both cases, producers will often act on a presumptive positive result, rather than waiting several days for a cultural confirmation, due to the perishability of the product.
Significant lost revenue, brand erosion, public health concerns and product recall costs may be associated with a false negative test result. According to Food Sentry data, between July 2012 and July 2013, there were 610 food recalls. The primary reason for recall during this period was contamination of the food product with pathogens, such as Salmonella (38% of total) and Listeria monocytogenes (20% of total). Recalls are typically initiated by the food manufacturer, but may also result from regulatory action by government authorities.

According to estimates prepared in 2014 from the U.S. Department of Agriculture’s Economic Research Service, the cost of foodborne illnesses in the U.S., during 2013, from 3 major disease-causing microorganisms (Salmonella, Listeria monocytogenes and E. coli O157:H7) was $6.8 billion. These cost estimates for foodborne pathogens inform policymakers and provide a foundation for economic analysis of food safety policy.

The Grocery Manufacturers Association, or GMA, conducted a survey of 36 U.S.-based companies in 2011 on the costs associated with food recalls. Key survey findings were that 58% of respondents had been affected by a product recall event in the last five years, 52% of respondents experienced recalls that had a financial impact greater than $10 million due to product disposal and business interruption, and 81% of respondents deemed financial risk from recalls as significant to catastrophic. Furthermore, the GMA expects that the frequency and impact of food recalls will continue to rise due to the complexities of an increasingly global supply chain, advances in technical and scientific expertise and more robust regulatory surveillance.

Performance Gaps of Current Pathogen Testing

We believe that current pathogen test methods have significant performance gaps in areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. We believe customers are seeking improvements in pathogen testing in the following areas:

•
Accuracy - new methods that enable the delivery of more accurate test results, regardless of sample type, in order to reduce the significant lost revenue, brand erosion and operational costs associated with false positive and false negative test results.

•
Time to results - new methods that enable the delivery of faster test results in order to reduce the delay in operational response to pathogen control, to potentially reduce working capital needs due to longer product release times and support a longer shelf life for perishable products.

•
Automation - new methods that enable higher test volume throughput with reduced labor costs, reduced training requirements, improved accuracy through reduction of operator error and complete electronic data traceability and audit trail.

While customers seeking improvement in pathogen testing methods have moved towards adopting molecular PCR-based methods, the workflow for PCR-based methods is complex and labor-intensive. The workflow for a commonly used molecular PCR-based pathogen detection method for Salmonella and Listeria is illustrated below.

Molecular PCR-Based Testing Workflow

Food Sample in
Enrichment Broth
Media varies by matrix
Transfer for Second
Enrichment Step
Pipette prepared Reagent
into Cluster Tubes
Transfer Enriched Sample
to Cluster Tubes
Heat Block 1
Heat Block 2
Place in
Chiller
Transfer to PCR Tubes
Place in PCR Instrument
Results

Our Solution
Our Atlas solution delivers accurate, rapid and cost-effective molecular diagnostic test results for foodborne pathogens in three steps: enrich, transfer and automate.

•	Enrich - a single, shortened sample enrichment step with commercially available media.

•	Transfer - a single transfer step with no manual preparation of the sample required.

•	Automate - load sample on the Atlas instrument with complete electronic data traceability and audit trail.

Roka Workflow

We believe our Atlas solution addresses the significant performance gaps facing today’s food testing market by delivering improved accuracy, faster time to results and full automation compared to competitive pathogen test methods. Our Atlas Detection Assays for foodborne pathogen testing are performed on the “sample-in-result-out” Atlas instrument that automates all aspects of molecular diagnostic testing on a single, integrated platform.

Roka Products

We sell our Atlas Detection Assays and related consumable supplies for use with our Atlas instruments.

The Atlas Instrument

Our Atlas instrument is a fully automated molecular diagnostic testing instrument designed to reduce labor costs and operator error in high-volume foodborne pathogen testing laboratories. The Atlas instrument is a “sample-in-result-out” instrument that eliminates the need for batch processing and automates all aspects of molecular diagnostic testing on a single, integrated platform. The Atlas instrument’s key advantages are described below:

•
Speed and Productivity - our Atlas instrument is high throughput; using our Atlas instrument a single operator can process up to 300 tests per eight-hour shift and up to 500 tests per 12-hour shifts resulting in significant labor savings. Multiple assays can be processed concurrently from a single sample. Flexible continuous access sample loading eliminates the need to batch samples and enables optimized workflow and enhanced laboratory efficiency.

•
Ease of Use - no manual sample preparation is required when using our Atlas instrument. Processing molecular diagnostic tests on our “sample-in-result-out” Atlas instrument requires only approximately 19 manual touches. Instrument operators require minimal training to run the instrument and a trained operator can easily oversee the operation of two systems at the same time. Our Atlas instrument has intuitive software and touch screen operation with a customer driven design.

•
Customer Integration - our Atlas instrument has the flexibility to connect to our customers’ laboratory information management systems, or LIMS, allowing easy and automated downloading and analysis of sample results to customers’ LIMS.

•
Automated Process Controls - our Atlas instrument includes a series of quality process controls that we believe helps to ensure consistency and quality of results. Our Atlas instrument permits full sample to result traceability and eliminates manual transcription; all samples, fluids and reagents are barcoded, tracked electronically and managed onboard. Automated reagent inventory control, reagent dispense verification, liquid level sensing and electronic quality control enhance the reliability and accuracy of results and optimization of reagent use. Our Atlas instrument provides customers with positive sample identification alerts.

Atlas Detection Assay Technology

We believe the proprietary molecular technologies incorporated in our Atlas Detection Assays enable us to deliver accurate and rapid foodborne pathogen test results regardless of the sample type. The key proprietary molecular technologies are briefly described below:

•
Ribosomal RNA, or rRNA, Target - proprietary molecular targeting technology that increases the accuracy and time to results performance of our Atlas Detection Assays by detection of rRNA, which is a highly conserved and specific target with up to 10,000 copies per bacterial cell compared to only several copies of DNA target per bacterial cell for PCR-based methods. This relatively large number of rRNA targets in foodborne bacteria gives us a distinct sensitivity advantage over our competition, which targets the lower copy DNA targets in their assays. The abundant rRNA targets in bacterial cells significantly shortens enrichment times needed in our pathogen detection assays that provide much faster time to result for our customers. The rRNA sequences that we detect in our Listeria and Salmonella assays are also highly conserved and species specific, allowing us to supply pathogen detection assays that are more accurate than those of our competitors.

•
Target Capture - proprietary sample purification and target concentration technology that increases the accuracy of our Atlas Detection Assays by using capture oligonucleotides and magnetic microparticles, to remove inhibitory materials that can interfere with rRNA target amplification in a food sample. This target capture technology enables our Atlas Detection Assays to identify pathogens in many difficult food types, including food types that are challenging for other molecular methods. Because our Atlas Detection Assays avoid this inhibition problem, our customers do not encounter the high rate of invalid runs and false negative results that they experience with other molecular detection assays.

•
Transcription-Mediated Amplification, or TMA - proprietary isothermal amplification technology that increases the accuracy and time to results of our Atlas Detection Assays by using a transcription-based amplification system, which uses two different enzymes to produce over a billion copies of rRNA targets in less than 30 minutes in a single reaction tube. This high level of amplification of target rRNA greatly enhances the sensitivity of our Atlas Detection Assays. Also, because we can perform TMA in a single reaction tube, without removing anything, we avoid potential and costly contamination of assay instruments and the testing laboratory environment that is a frequent problem experienced by users of other molecular methods that incorporate amplification methods such as PCR.

•
Hybridization Protection Assay, or HPA - proprietary molecular detection technology that increases the accuracy of our Atlas Detection Assays by using target specific molecular probes combined with a sensitive chemiluminescent molecule in a detection method that requires no wash steps in a single reaction tube, that eliminates the potential for detection of cross-reacting bacteria. With HPA we are able to design very specific probes to detect only the important pathogenic bacteria present in food and thereby avoid cross reaction and potential false positive results encountered by other molecular methods that often erroneously detect closely related non-pathogenic strains.

•
Dual Kinetic Assay, or DKA - proprietary molecular detection technology that increases the accuracy of our Atlas Detection Assays by using two types of chemiluminescent molecules that can detect separate targets simultaneously. This allows us to incorporate two different detection probes into each of our pathogen detection assays. One probe is specific for the rRNA sequence of the pathogen and the other is used to detect an internal control that enables users to ensure that all the assay steps in our pathogen detection assays were carried out correctly, giving our customers greater confidence in a more robust result. The use of an internal control in each of our Atlas Detection Assays is a competitive advantage of our technology yielding much lower levels of false negative results experienced by users of other pathogen detection assays.

Our Atlas Detection Assay Menu

Our current menu of Atlas Detection Assays includes tests for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes, all of which have been AOAC-certified across a wide variety of sample types, sample sizes, enrichment media and dilution factors.

Our Atlas Detection Assays do not require government approval for commercialization in the United States. However, based on our experience, most food processors and testing laboratories require validation by an independent third party prior to adopting a new testing method. In the United States and many international markets, food processors and third-party testing laboratories generally require testing methods to be certified by the AOAC Research Institute as a Performance Tested Method, or AOAC PTM, which demonstrates that the method meets the manufacturers’ performance claims. Methods are validated against a reference standard, such as the FDA’s Bacteriological Analytical Manual, or BAM, the USDA-FSIS’s Microbiology Laboratory Guidebook, or MLG, or other international standards such as the International Organization for Standardization, or ISO. To obtain AOAC certification, a company typically performs internal and external studies to validate that its methods perform according to documented claims. Then, a company submits its validation data to the AOAC for peer review. If the peer reviewers concur with the recommendation to approve, the Research Institute then grants AOAC Performance Tested certification for that method. The certification process often takes six to nine months, but this timeframe can vary greatly for a variety of reasons, including the complexity of the method validation, whether the tested method works the first time and the availability and scheduling of lab resources and peer reviewers. We have obtained AOAC PTM certifications for a wide variety of sample types, sample sizes, enrichment media and dilution factors for our Atlas Detection Assays. In addition, we have performed numerous method comparison and verification studies to confirm the performance of our assays in customer specific food matrices.

Our Atlas Detection Assay Performance

We believe our Atlas Detection Assays deliver significant performance benefits in areas of critical importance to food safety professionals, including accuracy, time to results and automation.

Accuracy

Below are studies regarding the accuracy of food safety test methods generally, the accuracy of our Atlas Detection Assays as demonstrated in validation studies that we prepared and the accuracy of our Atlas Detection Assays and commonly used PCR-based methods as demonstrated in comparative methods studies.

American Proficiency Institute Study

The ability to deliver accurate test results, regardless of sample type, will help customers reduce the operational costs of false positive and false negative test results. In 2012, the American Proficiency Institute, an accredited food testing organization, reported false positive test results of 3.1% and false negative test results of 6.6% in proficiency testing for certain commercially available culture, immunochemical and molecular-based test methods (not including our Atlas Detection Assays) involving more than 39,500 samples for four foodborne pathogens. These results are the averages of the results obtained from studies completed over a 14-year period.

Atlas Detection Assay Validation Studies

Prior to commercial launch, we completed AOAC-RI validation studies to demonstrate the accuracy of our Atlas Detection Assays. We have completed validation studies involving more than 2,350 samples across more than 50 food matrices for four foodborne pathogens. Those studies have demonstrated equal or better performance to the gold standard reference method for all matrices and pathogens utilizing food samples inoculated with varying levels of the target pathogen.

Time to Results

The ability to deliver faster test results has the potential to enable a more rapid operational response for pathogen control, potentially reduce working capital needs and allow for a longer shelf life of perishable products. When compared to competitor PCR methods, the enrichment times and the actual time to run our Salmonella and Listeria Atlas Detection Assays have been shown to enable up to a near 40% improvement in total time to results offering significant operational benefit for challenging sample matrices.

Automation

The ability to offer fully automated, high-throughput molecular diagnostic testing has the potential to reduce labor costs and increase assay accuracy through a reduction of operator error. We completed workflow efficiency studies to evaluate the use of our Atlas solution as compared to a representative PCR-based molecular method for Listeria and Salmonella detection. As part of these studies, operators at a representative customer laboratory were observed using their existing PCR-based methods. Subsequently, an Atlas instrument was installed at such customer laboratory and following training, operators were observed conducting the same tests while using our Atlas instrument. Based on the workflow efficiency studies that we completed, our Atlas instrument demonstrated a 45% reduction in labor time per sample compared with a commonly used PCR-based method. We believe that the amount of costs savings which a laboratory may recognize by using our Atlas solution varies depending on the testing volume, workflow and competitive test methods used in a customer’s particular laboratory.

Additionally, we completed an evaluation of the number of process steps and manual touch points that occur when utilizing the Atlas system in comparison to a representative PCR-based method across a variety of sample types. This evaluation demonstrated a greater than 50% reduction in the process steps and a greater than 40% reduction in manual sample touch points for the Atlas solution as compared to PCR.

Our Commercialization Strategy

We intend to drive adoption of our Atlas solution for foodborne pathogen testing by executing on our commercialization strategy. Our customers are food processors, third-party contract testing laboratories and government regulatory authorities. Based on our experience, our customers require that testing methods be validated by an independent third party, such as the AOAC Research Institute, prior to adopting a new testing method. As a result, we seek AOAC certification of our products in order to enhance their marketability. The AOAC Research Institute is an independent, third-party, nongovernment administrator of conformity assessment programs including the AOAC PTM, which is a method certification program. To obtain AOAC certification, we complete studies demonstrating the accuracy, reliability, and robustness of our Atlas Detection Assays and submit studies to the AOAC for peer review. In addition, the complexities of testing for foodborne pathogens typically necessitate a lengthy and in-depth product evaluation period by prospective customers. Based on our experience to date, our sales cycle, which we calculate as the time from initial contact with a prospective customer to routine commercial utilization of Atlas Detection Assays, can often be 12 months or longer. We believe our Atlas Detection Assays represent a significant advancement in foodborne pathogen testing, which we expect will create an attractive revenue stream due to the competitive strengths of our pathogen testing solution and the high costs associated with switching from our Atlas instrument to a competitive rapid test method.

We have a 17-person direct sales team in the United States, which is currently composed of strategic account managers, technical sales specialists and field applications specialists. Our sales efforts are reinforced by our customer service organization, which assists customers with internal comparative methods and verification studies for our Atlas Detection Assays, supports the installation and maintenance of the Atlas instrument and provides technical proficiency training for operators of the Atlas instrument. Collectively, our sales and customer service teams have significant experience in the food industry and working with food processors and third-party contract laboratories on food safety testing solutions.

Our sales team and customer service organization have experience executing our commercial strategies, which include:

Target high-volume throughput laboratories that are currently using molecular test methods.

Our sales team is initially targeting high-volume throughput laboratories that are typically performing 75 to 150 molecular tests per instrument per day. We estimate that there are approximately 700 third-party contract testing laboratories in North America and that approximately 33% of pathogen testing is conducted by third-party contract testing laboratories with the balance performed at food processor laboratories. We are initially focusing on high-volume molecular laboratories because of the critical importance of accuracy, time to results and automation for this group of customers. We believe our Atlas solution delivers improved performance against these critical customer needs compared to current PCR-based methods. In addition, a focus on high-volume testing laboratories allows for efficient customer reach, call frequency and sales force productivity.

Demonstrate the technical advantages of our Atlas solution by conducting comparative method and verification studies.

We actively solicit and support comparative methods studies for the most challenging food samples from our customers in order to demonstrate the superior accuracy, robustness and time to results performance for our proprietary Atlas Detection Assays as compared to existing methods. In addition, we work with our customers to conduct extensive internal evaluation, validation and verification studies to ensure that our Atlas instrument and testing methods perform accurately on the specific food types tested in the potential customer’s labs. These verification activities are time and resource-intensive for our customers and often customers have to delay verification activities until their internal resources are available. Therefore, we seek to work collaboratively with prospective customers to conduct these studies using our resources, either in our modern customer applications laboratory or at the customer’s laboratory. We find that this collaborative approach enables prospective customers to complete their verification activities more efficiently, thereby facilitating adoption of our Atlas instrument and testing methods.

Demonstrate the economic benefits of automation derived from the Atlas instrument by conducting total value analysis studies in collaboration with our customers.

We sponsor total value analysis studies with independent productivity consultants to demonstrate the potential for direct labor and supplies cost savings, excluding the cost of the assay reagents itself, that are possible with the adoption of our Atlas instrument. These studies seek to demonstrate that our Atlas instrument enables a significant reduction in the number of process steps, touches per sample and labor time per sample compared to other rapid testing methods. Based on the studies we have completed to date, we believe that our Atlas solution has demonstrated meaningful direct labor cost savings for our customers and that the amount of costs savings vary depending on the testing volume, workflow, labor rates and competitive test methods used in a customer’s particular laboratory.

Partner with customers in the sales and implementation process to minimize the learning curve associated with adopting a new molecular testing method.

We seek to minimize the learning curve associated with adopting a new molecular testing method by leveraging our technical support organization to partner with our customers and potential customers to implement appropriate process workflows and laboratory practices and extensive training programs in connection with the use of our Atlas solution. In light of the increased sensitivity of molecular pathogen testing methods relative to other testing methods, failure to adopt and sufficiently train personnel on appropriate laboratory practices and process workflows increases the likelihood of operator error and inaccurate test results, which we are aware has been an issue with certain of our customers and potential customers, particularly with our Listeria assay.

Minimize barriers to adoption of our Atlas solution with a flexible instrument placement strategy.

We seek to accelerate the market adoption of our Atlas Detection Assays by reducing the barriers to placement of an Atlas instrument in customer laboratories. We offer flexible Atlas instrument placement options, which include sale of the instrument, monthly lease of the instrument or a reagent rental model agreement, pursuant to which we recover the cost of the instrument through the cost per test price we charge for our Atlas Detection Assays. To date, most customers have elected a reagent rental model for Atlas instrument placements and we believe most future customers will elect a reagent rental model for Atlas instrument placements to avoid or minimize a sometimes lengthy approval process associated with the purchase of capital equipment.

Collaborate with food safety thought leaders and regulatory authorities to support the evaluation and adoption of our Atlas Detection Assays.

We collaborate with food safety thought leaders to support the evaluation and adoption of Atlas Detection Assays. For instance, Silliker, Inc. and Marshfield Food Safety, LLC, which are leading contract testing labs, and General Mills, a well-known food processor, have installed Atlas instruments as part of their ongoing commitment to find the best possible solutions to food safety testing challenges. We are also working with the FDA and USDA to drive adoption by these regulatory agencies of Atlas Detection Assays for use in routine regulatory testing of samples collected by FDA and USDA field-based inspectors. In late 2013, the FDA purchased an Atlas instrument in order to validate our Atlas Detection Assays for Salmonella and Listeria for use in the FDA’s routine regulatory testing and we placed an instrument with the USDA under a non-commercial arrangement, pursuant to which the USDA has no financial obligation to us during the evaluation period and we retain ownership of the instrument, to allow the USDA to validate our Atlas instrument and Atlas Detection Assays for use in the USDA’s routine regulatory testing. Additionally, the instrument installed with the USDA is being used by the USDA Agricultural Research Service to support our ongoing research collaborations on Shiga toxin-producing E. coli. We believe that validation or use of a commercial food safety testing system by a government regulatory agency would contribute significantly to market acceptance and adoption for use by the food industry.

Due to the early stage nature of our commercial operations and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2014, each of Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Silliker, Inc, accounted for 10% or more of our total revenue. For the year ended December 31, 2013, each of Marshfield Food Safety, LLC and MVTL Laboratories, Inc. accounted for 10% or more of our total revenue.

Research and Development Initiatives

We are committed to developing diagnostic products that provide accurate, rapid and cost-effective test results on fully automated instrument platforms for use in the food safety testing market and a range of other industrial application markets. We are pursuing the research and development initiatives described below.

Develop additional Atlas Detection Assays for Foodborne Pathogens

Our current menu of Atlas Detection Assays includes molecular tests for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E.coli and Listeria monocytogenes. We are actively working on next generation versions of our amplified molecular tests, which we believe will improve their performance. For example, in late 2014, we commenced an initiative to modify our Listeria assay to make it less susceptible to inadvertent sample contamination. We have completed development activities and are now initiating our internal and external AOAC testing for this modified Listeria assay. We expect to launch the modified Listeria assay in the second half of 2015.

Non-Amplified Versions of our Atlas Detection Assays

We are currently developing an innovative non-amplified version of our molecular-based testing products that we expect will deliver accurate test results but with a time to results performance that is comparable to current immunochemical testing products. In absence of an amplification reagent, our non-amplified versions require a longer sample enrichment time after which the pathogen can be detected using molecular probes that bind to the RNA sequences and can be detected through the use of fluorescent technology. The removal of the amplification reagent from our Atlas Detection Assay would allow us to offer our customers a molecular-based testing option at a reduced cost. The amplified and non-amplified versions of our Atlas Detection Assays will run on our fully automated Atlas instrument. We believe the non-amplified versions of our Atlas Detection Assays will allow our customers the flexibility to consolidate different test methods on a single platform and the ability to choose between test methods at multiple price points.

Low-volume Molecular Instrument

We are exploring the development of a molecular diagnostic instrument designed to address the needs of lower-volume throughput customers. We believe there is an attractive market opportunity in low-volume throughput laboratories. This instrument is being developed in collaboration with external development partners with expertise in system design and manufacturing. We believe such an instrument will allow us to extend the benefits of accuracy, ease of use and time to results performance to low-volume throughput customers while leveraging our existing investments in assay development. A low-volume throughput instrument should also enable us to enter other industrial application markets such as personal care products, veterinary, environmental and other applications with low-volume throughput requirements.

Chemical Contaminant Tests

The customer base that we serve with our pathogen detection products has other food safety testing needs including the detection of chemical contaminants. We are exploring opportunities to develop or acquire technologies and products to address adjacent and complementary segments of the food safety testing market. We intend to leverage our development expertise, commercial infrastructure, relationships with our customers and knowledge of the regulatory environment applicable to our customers to deliver innovative technological solutions to our customers for these broader testing needs in food safety testing. The chemical contaminants testing segment of the food safety market includes tests for food allergens, antibiotic residues, and mycotoxins, or chemicals produced by fungi and molds that contaminate a variety of agricultural commodities. In the long term, we aim to develop innovative diagnostic products for the detection of chemical contaminants that deliver improved performance with respect to accuracy, quantitation, multiplexing, ease of use and cost-effectiveness versus currently commercialized methods. To that end, we have begun preliminary research and development activities with respect to developing assays for the detection of allergens and mycotoxins and are exploring opportunities to develop or acquire related technology platforms.

Operations and Quality Systems

We operated in one reportable business segment and derived nearly all of our revenues from the United States during the years ended December 31, 2014, 2013 and 2012, respectively.

Operations

We purchase our Atlas instruments from Gen-Probe. Gen-Probe sub-contracts Atlas manufacturing from a sole-source supplier that meets FDA and ISO standards governing diagnostic medical device products. We have a long term supply agreement with Gen-Probe for the supply of Atlas instruments, spare parts, universal fluids, ancillary components and other components necessary to manufacture our assays.

We manufacture and assemble our proprietary assay kits, assay calibrators, universal fluids, and transport tubes and ancillary reagents in our approximately 45,000 square foot, ISO-certified facility in San Diego, California. Our facility has people and equipment to formulate reagents, perform quality control testing, automated bottle filling and labeling, large scale lyophilization and kit assembly under ISO-9001 quality guidelines. Our raw materials, including many of the universal fluids, are commercially available from a large number of vendors. We purchase Atlas universal reagents and Atlas ancillary disposables from Gen-Probe, which are re-labeled with Roka specific labels. We believe we have equipment and facilities in place to meet our current and future manufacturing and research and development needs.

We rely on a limited number of suppliers for certain components and materials in our system. We have established supply agreements with a number of these suppliers. We have an agreement with FedEx to warehouse and distribute our finished products. We have a separate agreement with another vendor to warehouse and ship our Atlas instruments. These offsite warehouses allow us to more efficiently distribute our products to our customers.

Quality Systems

All Roka products are subject to strict internal quality controls to ensure consistent performance at customer sites. We are certified under ISO-9001 quality standards. We have developed a comprehensive quality system based on FDA in-vitro diagnostic product development and GMP standards. These regulations carefully control the design, manufacture, testing and release of diagnostics products as well as raw material receipt and control. We utilize electronic documentation integrated with our enterprise resource planning system to track manufacturing activities, product development and customer support. We also have controlled methods for the consistent manufacturing of our Atlas Detection Assays and reagents at our facilities. All key outsourcing partners are ISO-certified to help assure a continual supply of high quality components. We monitor our quality through a variety of indicators, including performance indicators, internal and external audits, customer inquiries and complaints. Product inquiries or quality concerns are trended and subject to risk assessment, root cause analysis and corrective action plans which are reviewed on a periodic basis.

We plan to continue manufacturing components that we determine to be highly proprietary or highly custom to produce. We believe we have an effective quality system in place to meet our quality policy to design, develop and manufacture molecular products that comply with applicable U.S. and international regulatory requirements, to maintain the effectiveness of the quality management system, continually explore opportunities to improve the effectiveness of the quality management system and to meet or exceed customer’s expectations.

Competitors

Our industry is highly competitive and subject to rapid and significant technological change. We face competition from companies that offer molecular, immunochemical and /or culture-based testing products. Key competitors offering molecular pathogen testing solutions include E.I. du Pont de Nemours and Company, Bio-Rad Laboratories, Inc., BioControl Systems, Inc., Life Technologies Corporation, Sample6 Technologies and 3M Food Safety. Key competitors offering immunochemical testing solutions include bioMérieux, S.A. and Neogen Corporation. Key competitors offering culture testing solutions include 3M, bioMérieux and Neogen. These companies compete with us primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, range of product offerings, including the ability to offer a broader range of testing methods than we can offer, the timing of new product introductions and product line offerings. We believe our success will be driven by the robustness and accuracy of our proprietary sample preparation and assay chemistries, the simplified, efficient work flow that is enabled by our proprietary Roka transfer tube and advanced Atlas instrument, and our sole focus on the industrial application markets.

Many of our existing competitors or new market entrants have, or may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Additionally, our existing competitors or new market entrants may have substantially greater expertise in conducting research and development, may have greater ability to obtain necessary intellectual property, may be in a better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing strategies, may have greater brand recognition and may be more successful in attracting potential customers.

Intellectual Property

Our business relies upon proprietary technologies, methods and processes, product designs and branding which we have invented, developed or licensed. Our policy is to seek patent protection and trademark registration for commercially valuable assets we develop, as appropriate, and maintain as trade secrets other aspects of our proprietary platform, processes, and know-how.

Through our license agreement with Gen-Probe, we have worldwide rights, except for certain rights retained by Gen-Probe, to Gen-Probe’s molecular diagnostic technology patent portfolio (including patents relating to assays and instrument platforms) for use in instruments and certain industrial application markets.

In addition, we are seeking to obtain patent protection for certain compositions and methods of using or related to the technology used in our products, as well as other inventions that are important to our business. We do not currently own any issued patents. Our patent portfolio includes pending U.S. provisional and non-provisional applications, strategically focused corresponding international applications filed via the Patent Cooperation Treaty, or PCT, and foreign national applications. As of the date of this report, we have filed four PCT applications relating to detection probes and detection methodology. Foreign national applications based on two of these PCT applications have been filed. We will be filing U.S. and foreign national or regional counterpart applications based on the remaining PCT applications, where we deem commercially appropriate, beginning in June 2015 and January 2016, respectively. We believe our portfolio of patent applications will protect aspects of our business in the United States and in foreign jurisdictions in which we elect to pursue and are successful in obtaining patent rights.

Trade Secrets and Trademarks

In addition to our broad patent portfolio, we rely on trade secrets and know-how to develop and maintain our competitive position. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship and that all inventions or developments resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of the proprietary technology used in our products by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

We also seek trademark protection in the United States and in foreign jurisdictions where available and when appropriate. The “Roka Bioscience” trademark and our corporate logo are either applied for and have reached approval or are registered in applicable trademark agencies in the United States, European Community, Canada, Japan and China. The “Atlas” trademark and the Atlas logo are either applied for and have reached approval or are registered in applicable trademark agencies in the European Community and the United States.

Collaborations and Licenses

License Agreement from Gen-Probe

In September 2009 we entered into a license agreement with Gen-Probe. Under the terms of this license agreement, Gen-Probe granted us a worldwide, royalty-bearing license under Gen-Probe’s molecular diagnostic technology patent portfolio and know-how (including technology, trade secrets, inventions, methods, designs, materials, and data) for use in instruments for the following industrial testing applications: food manufacturing, water testing, biopharmaceutical manufacturing, environmental, veterinary, bioterrorism and infection control. The definitions in the agreement for each of the industrial testing applications include limited exclusions, including the exclusion of any right by us to test samples from humans or animals for the purpose of clinical diagnostics, including as part of clinical trials, and also excludes testing of human blood, tissue, plasma or other blood products intended for direct transfusion or other administration to humans or animals, or screening of any human organs, tissues or other biological materials. In addition, we granted Gen-Probe an exclusive license to technology and intellectual property developed by us, for use outside the field of industrial applications. The license also grants us the right to develop, manufacture, use, distribute, promote, sell, import and export nucleic acid tests and other consumables using the Gen-Probe technology for these industrial testing applications on molecular diagnostic instruments, including the Gen-Probe fully automated Panther instrument system that we commercialize as the Atlas System. The license is exclusive with respect to these industrial testing applications, except for the following rights retained by Gen-Probe: (i) rights granted by Gen-Probe under six agreements existing as of the effective date of the license, which do not affect our ability to manufacture and commercialize our products but do not prevent such parties from competing with us, (ii) Gen-Probe’s right to continue to commercialize five specific assay products in existence as of the date the license was executed, only one of which, an assay for listeria monocytogenes, has application to the food safety market, and (iii) the Company’s rights as to infection control applications, which are non-exclusive except with respect to certain patents that are relevant to a portable detection instrument design (called “CUDA”), which Gen-Probe licensed to us, but which is not part of our Atlas solution. Although the license agreement has certain limited exceptions to its exclusivity, we believe that these exceptions are limited in nature and do not enable these third parties to use any of the high throughput automation technology specific to our Atlas solution, or permit Gen-Probe to compete with us in the food safety market. The license will become nonexclusive with respect to veterinary applications as we do not expect to commercialize products for veterinary applications by September 10, 2015, and will become nonexclusive with respect to bioterrorism applications as we do not expect to commercialize products for bioterrorism applications by September 10, 2015. Our rights to Gen-Probe’s patents and know-how under this license agreement also includes patents and know-how that Gen-Probe develops or otherwise acquires control of during the term of the license agreement that are necessary, used in or useful for our development of new products and technology for these industrial testing applications. Pursuant to the Gen-Probe license agreement, we are obligated to make royalty payments to Gen-Probe based on net sales of products that incorporate the licensed Gen-Probe technology. Currently we pay Gen-Probe a royalty of 8% on net sales of our Atlas Detection Assays. As discussed below, we may reduce the royalty rate by 4% based upon potential future milestone payment fees. Our obligation to make royalty payments under this agreement is on a country-by-country basis in each country in which the applicable product is manufactured or sold, and expires upon the later of (i) the expiration, revocation or rejection of the last of the patents covering the technology that we use in our products in that country, or (ii) 10 years after the first sale of products in such country. We currently expect the last relevant U.S. patent to expire in 2030. The patents currently covered by the license agreement expire from time to time between 2014 and 2030. We have analyzed Gen-Probe patents that are material to our business and do not believe that the Gen-Probe patents that expire in the next five years will cumulatively have a material impact on our ability to protect ourselves from copying by our competitors.

Our license agreement may be terminated by Gen-Probe or us upon a material breach of the agreement that is not cured following 60 days’ notice. Gen-Probe also may terminate the license agreement if we are in breach of any payment obligation under the agreement that is not cured within 30 days following notice of the breach. In addition, Gen-Probe has the right to terminate the agreement immediately upon written notice if (i) we or any of our affiliates, licensees or sublicensees commence any formal challenge to any of the patents licensed to us by Gen-Probe, or (ii) we declare bankruptcy, become insolvent or initiate dissolution proceedings. Upon any termination, all patent, know-how and other intellectual property rights granted to us by Gen-Probe shall terminate.

We do not have the right to enforce any of the patents licensed to us under the license agreement with Gen-Probe. Gen-Probe has the right, but not the obligation, to sue third parties for infringement of the licensed patents. If Gen-Probe does not bring an action against an alleged infringer within 60 days after written notice from us, we may request that Gen-Probe consider bringing an action. Gen-Probe will also control any action to enforce the licensed patents, and has the sole right to prosecute, issue and maintain the licensed patents and patent applications.

In May 2011, we amended our license agreement with Gen-Probe to clarify that our exclusive rights for infection control applications are limited to use on a specific low volume diagnostic instrument. For all other instruments, our rights for infection control applications are non-exclusive.

Our license agreement with Gen-Probe also granted us a sublicense under a co-exclusive patent license agreement between Gen-Probe and Stanford University to make, use, and sell nucleic acid tests and other consumables for use in instruments for the food manufacturing, water testing, biopharmaceutical manufacturing, environmental, veterinary, bioterrorism and infection control testing applications. Under the patent license agreement between Stanford and Gen-Probe, Stanford granted co-exclusive license rights to Gen-Probe under specified patents owned by Stanford covering certain nucleic acid amplification methods related to TMA. Under the sublicense, we are obligated to make royalty payments to Stanford through Gen-Probe and based on net sales of products incorporating the licensed technology. Our obligation to make royalty payments under this sublicense agreement terminates when the patents constituting the Stanford amplification technology expire, which is expected to occur in July 2017. The sublicense remains in effect until our license agreement with Gen-Probe expires or is terminated, and in the event that Stanford terminates its license with Gen-Probe, our sublicense rights shall continue directly with Stanford, provided we are not in default, and agree to assume the obligations of Gen-Probe under the Stanford license to the extent they correspond to the scope of the sublicense.

In June 2014, we entered into an amendment to our license agreement with Gen-Probe which granted us a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million in cash. We exercised the option simultaneously with the closing of our initial public offering in July 2014 and made the following payments to Gen-Probe: (i) we issued 865,063 shares of our common stock to Gen-Probe, and (ii) using a portion of the net proceeds from our initial public offering, we made a cash payment of $8.0 million to Gen-Probe. Additional future payments required based upon the terms of the option exercise include: (i) on January 1, 2018, we will make a cash payment of $5.0 million and (ii) on January 1, 2020, we will make a cash payment of $5.0 million. Upon exercise of the option, our royalty rate was reduced from 12% to 8%. In addition, if we achieve certain revenue milestones, we will pay additional milestone fees of up to $6.0 million and the royalty rate will be further reduced. We may elect to accelerate the royalty rate reduction by paying the additional milestone fees in advance of achieving the applicable revenue milestone. Upon making the additional payments under the certain revenue milestones, the royalty rate we pay to Gen-Probe for sales of our Atlas Detection Assays, will be reduced to 4%.

Supply Agreements with Third Parties for Materials and Instrumentation Used in Our Products

Material Supply Agreement with Gen-Probe
In September 2009, we entered into a long-term material supply and purchase agreement with Gen-Probe, which was amended in May 2011. Under this agreement, Gen-Probe is obligated to supply us with a number of proprietary reagents that we use as components in the manufacture of our assays. Under this agreement, we also purchase from Gen-Probe bulk universal reagents that we use with all of our assays that run on the Atlas instrument as well as certain proprietary disposable components necessary to run our pathogen detection assays on the Atlas instrument. We pay Gen-Probe a transfer price for each of the individual materials supplied under this agreement. The initial term of this agreement expires on May 27, 2018. At the end of the initial term, the agreement automatically renews for successive two-year periods unless we give 180 days’ prior notice of our intention not to renew. The material supply agreement may be terminated by Gen-Probe only (i) for cause based on a breach by us that remains uncured for at least 60 days, or (ii) in the event we file for bankruptcy protection, or otherwise formally declare insolvency or commence dissolution or similar proceedings.

Atlas Instrument Supply Agreement
In May 2011, we entered into a supply agreement with Gen-Probe pursuant to which Gen-Probe supplies us with its integrated fully automated Panther instrument system, which we commercialize under the Atlas brand name. During the term of the agreement Gen-Probe will supply us with instruments, reagents, other consumables and software updates for use with our Atlas instruments. During the term of the supply agreement we are required to make a quarterly rolling forecast of our expected needs for instruments for a twelve-month period. Under the terms of the agreement, we must purchase all of our requirements for Atlas instruments from Gen-Probe at a price equal to 200% (or 150% in the case of the first 75 instruments we purchased from Gen-Probe) of the transfer price portion of Gen-Probe’s manufacturing cost, plus one hundred percent (100%) of the portion of Gen-Probe’s manufacturing cost comprising applicable taxes and costs relating to storage, shipping and handling, with no additional profit mark-up to Gen-Probe. We pay one-half (or two-thirds in the case of the first 75 instruments we purchased from Gen-Probe) of the invoice amount within 45 days of the delivery of the invoice or instrument, whichever is later, and we pay the remaining one-half (or one-third in the case of the first 75 instruments we purchased from Gen-Probe) over time in increments computed as 1.00% of our net sales over the following 54 months, provided that the remaining invoice amount remaining unpaid is due in full by the end of the 54th month after delivery of such instrument. The term of the agreement is for an initial period of seven years, with automatic renewals for successive two-year periods, unless either party provides notice at least one year in advance of its intent not to renew the agreement. In the event that Gen-Probe ceases production of the instrument, fails to supply us with certain quantities of the instrument as specified in the supply agreement, or chooses not to renew the supply agreement, we have the right to contract with an alternative supplier reasonably acceptable to Gen-Probe to manufacture and supply us with the Atlas instrument, and Gen-Probe is required to license the alternative supplier under any Gen-Probe intellectual property or know-how needed to manufacture the Atlas instrument, and supply reasonable technical assistance. The current manufacturer of the instrument, Stratec Biomedical AG, is deemed an acceptable alternative supplier under the agreement.

Government Regulation in the United States

Pathogen tests used in food safety testing currently do not require government approval prior to commercialization in the United States. However, government regulation is a key driver of food safety testing in the United States and internationally, and each country has its own set of regulatory policies aimed at protecting the safety of the food supply. The increasing focus on food safety by nations around the world and their related regulators serve as a long term growth driver.

The principal U.S. federal agencies involved in food safety are the USDA’s Food Safety and Inspection Service, or FSIS, the FDA, and the CDC. Numerous other federal, state and local agencies also play a role, in close collaboration with FSIS, the FDA and the CDC, in the areas of inspection, food surveillance, reporting and tracking foodborne disease, regulation of retail food establishments and other food safety functions.

The CDC provides a system of health surveillance to monitor and prevent disease outbreaks, implements disease prevention strategies, and maintains national health statistics. The CDC leads FoodNet, a collaborative project with the FDA, the USDA, the FSIS and certain state health departments to improve data collection on foodborne illness outbreaks, and PulseNet, a national laboratory network that connects foodborne illness cases to detect and define outbreaks through “fingerprinting” of bacterial DNA. The CDC does not test food products independently.

The FDA and FSIS have primary responsibility for ensuring that the nation’s domestic and imported commercial food supply is safe, wholesome, and correctly labeled and packaged. FSIS regulates the safety of approximately 20 percent of the food supply, including most meats, poultry, and processed egg products; the FDA regulates the remaining 80 percent.
The FDA and FSIS conduct the following activities related to food safety in their respective areas of responsibility:

•	inspect food production facilities, conduct recalls of contaminated foods, and work with other agencies and industry on inspections, surveillance, and outbreak tracebacks;

•	review and approve food processor programs, such as HACCP, that demonstrate products are wholesome and safe;

•	set standards for pathogen levels and testing methods in regulated foods;

•
develop, evaluate and validate methods for regulatory use; publish and update the Bacteriological analytical Manual, or BAM (FDA) and the Microbiology Laboratory Guide, or MLG (FSIS), and establish reference methods;

•	regulate and inspect imported foods; and

•	establish new regulations and guidelines to ensure safety of the food supply.

The FDA and FSIS exert an important influence on pathogen testing through regulatory, surveillance and inspection functions. Testing is a fundamental element of most HACCP plans; currently, HACCP plans are required by FSIS for the meat and poultry segments and by the FDA for seafood and fruit juice. Implementation of the FSMA should significantly expand the number of food producing segments and establishments required to implement HACCP-like programs.

The Food Safety Modernization Act

Signed into law in January, 2011, the Food Safety Modernization Act, or FSMA, represents the first major overhaul of food safety legislation in the United States in more than 70 years. The FDA, pursuant to the FSMA, will be promulgating and finalizing the FSMA, implementing regulations through 2016, including the final rules related to the foreign supplier verification program, accreditation of third-party auditors and produce safety standards in October 2015. The FSMA has the following components:

•	requirements for food processors to analyze food safety hazards and implement risk-based preventive controls;

•	mandatory produce safety standards;

•	mandated FDA inspection frequency based on facility risk;

•	mandatory record access;

•	mandatory recall and suspension of registration;

•	enhanced product tracing;

•	redesign of the FDA’s import safety control system by coupling third-party certification and private-sector verification with FDA inspection of foreign food facilities; and

•	accreditation of laboratories for import analyses.

The FSMA reflects a shift in the FDA’s mandate from inspection and outbreak response to prevention and the use of flexible, risk-based management practices. The preventive controls provision of the FSMA requires food establishments to identify potential chemical, physical, or biological hazards to which the company’s food products or processes may be vulnerable, implement controls to minimize each of the hazards, monitor the performance of the controls and maintain records substantiating the monitoring and compliance with each control.

We expect the preventive controls provision of the FSMA will likely lead to an increase in product and environmental testing by mid-size to small processors. We expect that food establishments will likely utilize product and environmental sampling to validate interventions in their food safety systems and to monitor intervention effectiveness on a regular basis. Pursuant to the record maintenance provision of the FSMA, establishments will need to document sampling activities and results on a routine basis, as well as document corrective actions for positive test results.

In response to the growing number of imported food products, countries of origin, and number of foreign registered firms, the FSMA provides tools for the FDA to ensure that imported foods meet U.S. standards and are safe for U.S. consumers. The FSMA has a strong focus on importer accountability: for the first time, importers have an explicit responsibility to verify that their foreign suppliers have adequate preventive controls in place to ensure that the food they produce is safe. As with domestic producers, foreign suppliers will have to document sampling activities and results on a routine basis.

The FSMA’s Produce Safety Standards extend the focus on prevention of the production of raw agricultural commodities. The FSMA mandates the FDA to establish science-based, minimum standards for the safe growing, harvesting, packing, and holding of produce on farms to minimize contamination that could cause serious adverse health consequences or death. As with other preventive controls provisions of the FSMA, we expect that the final produce rules will lead to increased product, raw material and environmental testing in order to demonstrate that produce is safe.

Select International Regulation

The objective of the European Union’s food safety policy is to protect consumer health and interests while guaranteeing the smooth operation of the single market.

The European Union’s policy underwent reform in the early 2000’s, resulting in adoption by the Council of the European Union and the European Parliament Regulation (EC) No. 178/2002, which laid out the General Food Law, or GFL, and created the European Food Safety Authority. The GFL is a Farm to Fork approach to food safety at all stages of production and distribution of European-produced and imported foods. The objective of the Food Law is to ensure consumers’ right to safe food and to accurate and honest information while guaranteeing the smooth operation of the single market. The GFL encompasses the following principles:

•	protection of consumer interests from unsafe food;

•	free circulation of safe and high-quality products within the internal market and with other countries;

•	responsibilities of food producers to apply the food safety legislation at all stages of the food chain, including withdrawal of unsafe product from the market;

•	improved objectivity, transparency and communication regarding food safety and scientific risk assessment and prevention;

•	food producers’ responsibility for traceability of foods at all stages of production, processing and distribution; and

•	communication and cooperation within and among European Union member states regarding disease surveillance and outbreak response.

The European Food Safety Authority, or the EFSA, provides scientific advice, technical support and European Union-wide coordination of food safety activities. The European Union institutions and the Member States are responsible for risk management, and individual European Union member countries have passed laws to come into conformance with the GFL.
The objective of China’s food safety policy and regulatory agencies is to take preventive measures to reduce risks on food safety. China’s food safety system has been undergoing significant reform since the early 2000s in an effort to consolidate agencies overseeing food manufacturing and distribution and provide better oversight for what the public has seen as a major problem. China recently established the China Food and Drug Administration, or the CFDA, to oversee all food and drug regulation, investigation, testing, and enforcement while the Ministry of Health, under CFDA supervision, is responsible for risk assessment and standards. In October 2013, the CFDA released a draft of new food safety regulations; these place primary responsibility on manufacturers, require tracking systems to be put in place and increase penalties for violations. Additionally, the new regulations place responsibility on retailers to take joint liability with suppliers for the safety of the products they sell. The CFDA will take an increased supervisory role, increasing surprise audits and oversight.

Brazil’s food safety policy is heavily influenced by its role as a major agricultural exporter. With the strictest global regulations existing in the United States and European Union, two of its chief export destinations, a system of Ministries and agencies share jurisdiction over compliance with these international standards as well as securing the safety of the domestic food supply and monitoring imports. The two main federal institutions, the Ministry of Agriculture, Livestock, and Food Supply, or MAPA, and the Ministry of Health through its National Agency of Sanitary Surveillance, or ANVISA, split responsibility for regulation and enforcement of raw agricultural goods and processed foods, respectively. MAPA and ANVISA each have processes in place for regulation, inspection, and enforcement of food safety.

Employees

As of December 31, 2014, we employed 110 full-time employees, including 43 employees engaged in sales, marketing and commercial operations, 24 employees engaged in research and development functions, 24 employees engaged in manufacturing and 19 employees engaged in general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Research and Development Expenses
Research and development expense increased by $366,000 to $7.9 million for the year ended December 31, 2014, from $7.6 million for the year ended December 31, 2013. The increase was primarily due to an increase in outside services of $583,000 primarily related to the development of a low volume diagnostic instrument, partially offset by a decrease of $76,000 in payroll and benefits expenses due to a decrease in headcount and a decrease in depreciation of $71,000.

Research and development decreased by $2.0 million to $7.6 million for the year ended December 31, 2013 from $9.6 million for the year ended December 31, 2012. The decrease was primarily due to a $1.8 million decrease in supplies and materials used in development of our Atlas Detection Assays as we prepared for commercial launch, and a $188,000 decrease in payroll and benefits expenses which was primarily due to the departure of a senior employee and lower variable compensation expense.

Implications of Being an Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. In addition, the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Corporate and Available Information
We were incorporated in Delaware under the name Roka Bioscience, Inc. in September 2009. Our principal executive offices are located at 20 Independence Boulevard, Warren, New Jersey 07059, and our telephone number is (908) 605-4700. Our website address is www.rokabio.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Our SEC reports can be accessed through the Investors section of our internet website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
We own various U.S. federal trademark registrations and applications, and unregistered trademarks and servicemarks, including Roka Bioscience®, our corporate logo, Atlas®, the Atlas logo, and mini AtlasTM. All other trademarks or trade names referred to in this prospectus are the property of their respective owners. Solely for convenience, the trademarks and trade names in this prospectus are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1A. RISK FACTORS
Risks Relating to the Commercialization of Our Products
We may not be able to generate sufficient revenue from the commercialization of our Atlas Detection Assays and Atlas instrument to achieve or sustain profitability.
Currently, we rely solely on the commercialization of our Atlas Detection Assays and Atlas instrument to generate revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products. We achieved our first commercial sales in late 2012 and experienced limited revenue and customer adoption during 2013 and 2014. In addition, demand for our Atlas products may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. For example, we only increased our instrument placements during the second half of 2014 by two compared to 13 in the first half of 2014, and our revenue during the fourth quarter of 2014 decreased as compared to the third quarter of 2014. We are currently not profitable. Even if we succeed in increasing adoption of our Atlas solution by the food safety testing market, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability which could have a material adverse effect on our financial condition. In addition, our inability to achieve or sustain profitability could result in future write-offs of intangible assets or goodwill if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations.
We are in the early stages of commercialization and our Atlas Detection Assays and Atlas instrument may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized in the food safety testing market as accurate, rapid and cost-effective. Most of our potential customers currently use molecular or immunochemical testing methods and may be reluctant to change those methods to a new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our Atlas solution is an attractive alternative to existing molecular and immunochemical testing systems. We will need to demonstrate that our products provide accurate, time saving and cost-effective alternatives to existing testing methods. Compared to most competing technologies, our molecular technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our solution, potential customers are required to devote significant time and effort to testing and validating our Atlas Detection Assays and Atlas instrument. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate laboratory practices to ensure accurate results due to the highly sensitive nature of our assays, such as our Listeria assay. Although customers have successfully implemented our Listeria assay without experiencing false positives, particularly when sufficient resources have been allocated to training personnel and good laboratory practices and our recommended processes have been appropriately implemented, in the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and consequently sporadically experienced false positive test results due to inadvertent sample contamination. These difficulties caused the customer to delay further implementation of the Listeria assay until the customer’s challenges with the Listeria assay have been resolved. We also believe that these challenges caused some other existing and potential customers to either slow down or postpone adoption of our Atlas solution. As a result, we have commenced an initiative to modify our Listeria assay to make it less susceptible to inadvertent sample contamination.  We expect to have our modified Listeria assay available to customers in the second half of 2015.  There is no assurance that the modified Listeria assay will be ready in the second half of 2015 or, if ready, that the modified Listeria assay will successfully address the issues with false positives that were experienced, or that it will be a product that current or prospective customers will purchase from us.  Any failure of our Atlas solution to meet customer benchmarks or expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

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
The sales cycle for our Atlas solution is lengthy and unpredictable, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. Most of our potential customers currently use molecular or immunochemical testing methods and we need to persuade potential customers to change their testing methods and adopt our Atlas solution. These customers may be reluctant to change those methods to a new testing method or may delay any decisions to change their testing methods. Potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our Atlas solution, including providing demonstrations and validation on the food types that they test. Even then, customers may decide to continue to evaluate our Atlas solution and delay any decision to change their testing methods. Furthermore, even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our Atlas solution can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our Atlas Detection Assays, has varied considerably and can often be 12 months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock. For example, we only increased our instrument placements during the second half of 2014 by two compared to 13 in the first half of 2014, and our revenue during the fourth quarter of 2014 decreased as compared to the third quarter of 2014.
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
We commenced our formal commercial launch in late 2012 and anticipate growth in our business operations. Since our inception in 2009, we have increased our number of employees to 110 as of December 31, 2014 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

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

Key competitors offering molecular pathogen testing solutions include E.I. du Pont de Nemours and Company, Bio-Rad Laboratories, Inc., BioControl Systems, Inc., Life Technologies Corporation, Sample6 Technologies and 3M Food Safety. Key competitors offering immunochemical testing solutions include bioMérieux, S.A. and Neogen Corporation. Key competitors offering culture testing solutions include 3M, bioMérieux and Neogen. These companies compete with us primarily on the basis of technology, quality, reputation, accuracy, time to results, ease of use, price, reliability, the timing of new product introductions and product line offerings, including the ability to offer a broader range of testing methods than we can offer. Our existing competitors or new market entrants may be in a better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing strategies and may be more successful in attracting potential customers. Many of our existing competitors or new market entrants have, or may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Additionally, these companies may have substantially greater expertise in conducting research and development, greater ability to obtain necessary intellectual property and greater brand recognition than we do, any of which may adversely affect our ability to obtain new customers or retain existing customers.
The loss or significant reduction in business with key customers could have a material adverse effect on our revenue, results of operations and business.
We have a limited number of customers and have derived a significant portion of our revenue from a subset of these customers. For the year ended December 31, 2014, our top four customers, Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Silliker, Inc, accounted for an aggregate of 72% of our total revenue. Each of these customers accounted for more than 10% of our total revenue for the period. We do not have any long term contracts and our customer contracts are terminable at will by either party. The complete loss of, or significant reduction in business from these key customers or any significant future customers could have a material adverse effect on our revenue, results of operations and business.
Risks Relating to Our Business and Strategy
If our products do not perform as expected, whether as a result of operator error or otherwise, it would impair our operating results and reputation.
Our success depends on the food safety market’s confidence that we can provide reliable, high-quality molecular food safety testing products. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our assays fail to accurately detect pathogens in food samples or if the failure to detect pathogens leads to a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our assays fail to perform as expected, which performance could be negatively impacted by failure to adopt or modify laboratory practices and processes to support the adoption of our solution, errors made by operators of the Atlas instrument, or if such operators improperly prepare their testing samples or fail to properly enrich them. For example, while we have many customers who have adopted our assays without incident, when customers have failed to properly train personnel, modify processes, or follow good laboratory practices, customers have experienced false positives using our highly sensitive Listeria assay. Based on data provided to us by such customers and observations by our personnel of their implementation of our Atlas solution in their laboratory operations, operators have contaminated samples with Listeria, which generally exists in the laboratory environment, when transferring samples from the enrichment bag to the sample transfer tube, ultimately leading to a false positive result. We have worked, and continue to work, with these customers to allocate appropriate resources to training and implementation of limited process changes and good laboratory practices to resolve these issues. However, if our customers or potential customers fail to implement appropriate laboratory practices or process steps as suggested by us, they may continue to see unsatisfactory test results using our Atlas solution. As a result, the failure or perceived failure of our products to perform as expected, could have a material adverse effect on our revenue, results of operations and business.
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
The placement of our products at new customer sites, the introduction of the technology used in our products and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel. As of December 31, 2014, we had an eight-person technical support organization, which supports the installation and maintenance of the Atlas instrument and provides technical proficiency training for operators of the Atlas instrument. Attracting and retaining technical support personnel is very competitive in our industry. Customers are particularly sensitive to any interruptions or downtime with respect to our Atlas instruments and therefore we need to retain sufficient technical support staff to service and maintain the Atlas instruments that we place. In addition, extensive training is required to learn and understand our Atlas Detection Assays and Atlas instrument. In order to manage our growth and effectively support potential new customers and the expanding needs of our current customers, we may need to expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business may need or if we are unable to provide our customers with the technical support that they need, we may be unable to retain our customers, which could have a material adverse effect on our revenue, results of operations and business.
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
We currently have no international operations and our revenues from international sales are limited, but we intend to selectively expand our operations internationally. Doing business internationally involves a number of risks, including:

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

Any of these factors could significantly harm any future international expansion and operations and, consequently, could adversely affect our business prospects.
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
We rely on single source suppliers, including Gen-Probe, for certain components and materials used in our products, including our assays. Gen-Probe in turn relies on an independent third-party single source supplier for certain of these components and raw materials. Since our contracts with these suppliers, including Gen-Probe, do not commit them to carry inventory or to make available any particular quantities, they may give other customers’ needs higher priority than ours and we may be unable to obtain adequate supplies in a timely manner or on commercially reasonable terms. We periodically forecast our needs for such components and raw materials and enter into standard purchase orders with our suppliers. In determining the required quantities of Atlas supplies, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amount of components and raw materials we and our customers require, which could harm our business and results of operations. However, if we lose such suppliers or our suppliers encounter financial hardships unrelated to our demand for our components and raw materials, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our operations and could affect the performance specifications of our assays. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our ability to manufacture our products would be interrupted which could adversely affect our sales. In addition, an impurity or variation from specification in our raw materials we receive could significantly delay our ability to manufacture our products. If any of these events occur, it could have a material adverse effect on our business.
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
We may not be aware of all relevant third-party patents or patent applications. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or their use could have been filed by others without our knowledge. Third parties may have obtained, and may in the future obtain, patents under which such third parties may claim that the use of our products constitutes patent infringement. Furthermore, as we continue to commercialize our molecular assays and instruments in their current or future form, launch new products, and enter new markets, we expect that competitors may claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We may receive letters from third parties inviting us to take licenses under, or alleging our infringement of their patents.
For example, we are aware of a U.S. patent owned by Enzo Life Sciences, Inc., or Enzo, which filed lawsuits in 2012 against Gen-Probe alleging that certain of Gen-Probe’s molecular diagnostic products infringe Enzo’s patent. Action was also filed against several other companies. Enzo sought permanent injunctive relief and unspecified damages. Enzo’s patent contains claims to oligonucleotides containing certain modified nucleotides. We use oligonucleotides containing modified nucleotides in our hybridization protection and dual kinetic assays. If we are eventually named as a party to the litigation between Enzo and Gen-Probe, if Enzo files a separate lawsuit against us, or if any other third party sues us alleging patent infringement, we may be unable to successfully defend such action and an unfavorable outcome could have a material adverse effect on our business. In addition, Gen-Probe may resolve such litigation in a way that benefits them but adversely affects our ability to use the licensed technology for our products. We are also aware of a third-party U.S. patent that expires in 2015, which has some claims that are relevant to nucleic acid hybridization and detection. As a result, we could be subject to litigation for patent infringement, and could be liable for damages for sales occurring prior to the expiration of the patent if we did not prevail in such litigation, and an unfavorable outcome could have a material adverse effect on our business.
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
We have historically incurred substantial net losses, including net losses of $32.2 million, $29.6 million and $23.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, we had an accumulated deficit of $133.0 million. Although we have started generating limited revenue, we expect our losses to continue as a result of increased commercialization costs, increased cost of revenue, including manufacturing costs, and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

We may need to raise additional capital to fund our existing operations, commercialize our products and expand our operations.
Based on our current business plan, we believe our cash and cash equivalents along with our marketable securities at December 31, 2014, will be sufficient to meet our anticipated cash requirements through mid-2016. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including due to changes in our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this annual report, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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

We and certain of our officers and directors have been named as defendants in a securities class action lawsuit that could result in substantial costs and divert management’s attention, and we may be subject to similar lawsuits in the future.

We, and certain of our officers and directors, have been named as defendants in a purported class action lawsuit that generally alleges that we and certain of our officers and directors violated the Securities Act of 1933, as amended (the “Securities Act”) by making allegedly false and misleading statements pertaining to placements of our Atlas instruments and our expectations of future growth and increased market share and by failing to disclose “known trends and uncertainties about the Company’s sales.” On February 23, 2015, two applicants filed motions for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court is expected to appoint a lead plaintiff and lead counsel on or before April 6, 2015.  The parties have agreed, with the court’s consent, that defendants need not respond to the pending complaint and that the parties will submit a proposed schedule for any amendment of the complaint and for responsive pleadings within ten days after the court appoints lead plaintiff.

We intend to vigorously defend the securities class action lawsuit. However, at this early stage of the litigation, we are unable to predict the outcome of this matter. Moreover, any conclusion of this matter in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. In addition, while we believe based on current information that this matter is covered by applicable insurance, nevertheless, this matter or future lawsuits could result in significant legal expenses, settlement costs or damage awards that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows.
Our quarterly operating results may be subject to significant fluctuations.
We are in the early stage of commercializing our Atlas Detection Assays and Atlas instrument, and may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Atlas Detection Assays and Atlas instrument could contribute to this quarterly variability. Our longer and unpredictable sales cycle for the adoption of our Atlas solution complicates our ability to project quarterly revenue. For example, in the first half of 2014, we placed 13 Atlas instruments; whereas in the second half of 2014, we placed 2 Atlas instruments primarily because customers decided to continue to evaluate our Atlas solution further before deciding to change their testing methods and adopt our Atlas solution. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. Furthermore, our expense levels are based, in part, on expectation of future revenue levels, and a shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.
Our executive officers, directors and principal stockholders exercise significant control over our company.
Our executive officers, directors and principal stockholders who are affiliated with certain of our board members and beneficially own more than 5% of our common stock in the aggregate, beneficially owned shares representing approximately

65.8% of our outstanding capital stock as of December 31, 2014. If these stockholders were to choose to act together, as a result of their stock ownership, they may be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

An active trading market for our common stock may not be sustained.

Until recently, there has been no public market for our common stock. Although our common stock is listed on The NASDAQ Global Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital.

A sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Holders of approximately 10.1 million common shares, or approximately 57%, of our outstanding common shares as of December 31, 2014, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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
As a newly public company, we will incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market, or NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel will devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Prior to the completion of our initial public offering, we were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act. As a newly public company, we are required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We have not yet completed the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
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
We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our indebtedness with Comerica and TriplePoint prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for anyone that invests in our common stock for the foreseeable future. Consequently, in the foreseeable future, anyone that invests in our common stock will likely only experience a gain from their investment in our common stock if the price of our common stock increases.

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

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES

We lease approximately 14,500 square feet of space for our corporate headquarters, customer training facility and microbiology laboratory in Warren, New Jersey pursuant to leases that expire in January 2018. We also lease approximately 45,000 square feet of space for our research and development facility and manufacturing operations in San Diego, California pursuant to a lease that expires in December 2019. We believe our facilities are adequate for our foreseeable needs.

Item 3. LEGAL PROCEEDINGS
We may periodically become subject to legal proceedings and claims arising in connection with our business. Except as set forth below, we are not currently involved in any legal proceedings nor are there any claims against us pending.

A putative securities class action captioned Ding v. Roka Bioscience, Inc., Case No. 3:14-cv-8020, was filed against Roka and certain of its officers and directors in the United States District Court for the District of New Jersey on December 24, 2014, on behalf of a putative class of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the Company’s initial public offering (the “IPO”) during the putative class period, which ran from July 17 through November 6, 2014.  The complaint asserts claims under the Securities Act of 1933 and contends that the IPO Registration Statement was false and misleading, or omitted allegedly material information, in connection with the Company’s statements about its placement of Atlas instruments and its expectations of future growth and increased market share, and the Company’s alleged failure to disclose “known trends and uncertainties about the Company’s sales.”  The alleged misrepresentations and omissions purportedly came to light when Roka issued its third-quarter 2014 earnings release on November 6, 2014.

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court is expected to appoint a lead plaintiff and lead counsel on or before April 6, 2015.  The parties have agreed, with the court’s consent, that defendants need not respond to the pending complaint and that the parties will submit a proposed schedule for any amendment of the complaint and for responsive pleadings within ten days after the court appoints lead plaintiff.
We believe that the claims in the securities class action are without merit and intend to defend the litigation vigorously, and we expect to incur costs associated with defending the securities class action. In addition, we have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we will be successful in our defense of the securities class action, and there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims or litigation costs. At this early stage of the litigation, we cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The NASDAQ Global Market on July 17, 2014 under the symbol “ROKA.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

	High	Low
Year Ended December 31, 2014
Third Quarter (commencing July 17, 2014)	$13.00	$9.00
Fourth Quarter	$11.19	$2.97
Holders of Record
As of March 24, 2015, there were approximately 47 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock, and currently do not plan to declare cash dividends on shares of our common stock in the foreseeable future. We expect that we will retain all of our available funds and future earnings, if any, for use in the operation and expansion of our business. Our loan agreements with Comerica and TriplePoint prohibit us from paying cash dividends on our common stock and the terms of any future loan agreement we enter into or any debt securities we may issue are likely to contain similar restrictions on the payment of dividends. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition and any other factors deemed relevant by our board of directors.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	537,889	$3.57	1,330,566
Equity compensation plans not approved by security holders	—	$—	—
Total	537,889	$3.57	1,330,566

(1)
The amounts shown in this row include securities under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the "2009 Plan") and the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

(2)
Included in the 1.3 million shares is approximately 278,000 shares available under the 2009 Plan. Subsequent to our IPO we have not issued shares out of the 2009 Plan, and we do not intend to issue shares out of the 2009 Plan in the future. In accordance with the "evergreen" provision in our 2014 Equity Compensation Plan, an additional 529,751 shares were automatically made available for issuance on the first trading day of 2015, which represents 3% of the number of shares outstanding on December 31, 2014; these shares are excluded from this calculation.

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of December 31, 2014, except for the payment of $8.0 million to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe, we have not used any of the net proceeds from the offering. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in December 2014, certain of our employees elected to have shares withheld and transferred back to us in order to cover their tax burden as allowable by our equity compensation plans. As such, we have withheld approximately 2,000 shares as payment for approximately $8,000 of tax liabilities incurred by our employees through the vesting of restricted stock.

Item 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain a number of forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” discussed elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.
Overview
Background
We are a molecular diagnostics company initially focused on providing advanced testing solutions for the detection of foodborne pathogens. The proprietary molecular technology used in our assays enables us to offer accurate and rapid testing solutions while our fully automated instrument helps our customers reduce labor costs and minimize operator error. In late 2012, we launched our proprietary Atlas Detection Assays and Atlas instrument in the North American food safety testing market and have worldwide rights to develop and commercialize our advanced molecular testing solutions for a wide range of other industrial applications.
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
We are initially focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. We believe that other available pathogen test methods have significant performance gaps with respect to accuracy, time to results and automation, which are areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. Our Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies.
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Although we are in the early stages of commercialization and rely on a limited number of customers, our initial customers include key opinion leaders in food safety testing. Through December 31, 2014, we have installed 38 Atlas instruments pursuant to commercial agreements. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. For the year ended December 31, 2014, we generated approximately $5.1 million in revenue which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of December 31, 2014, our accumulated deficit was $133.0 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations. In order to achieve and sustain profitability, we will need to significantly increase the number of customers that are using our products.
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

In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, though for the year ended December 31, 2014, we did not sell any Atlas instruments.
Potential customers for our products typically need to commit significant time and resources to evaluate our products, due to the nature and cost of our products and their impact on the potential customers’ businesses. To date, it has been difficult for us to accurately project revenues and other operating results due to these and other factors. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly basis or over other measurement periods.
Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increase usage of our Atlas Detection Assays. During the second half of 2014, we only placed two instruments with customers. In late 2014, we commenced an initiative to modify our Listeria assay to make it less susceptible to inadvertent sample contamination.  We expect to have our modified Listeria assay available to customers in the second half of 2015. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the modified Listeria assay.
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
Research and development
Our research and development expenses are primarily associated with costs incurred for development, improvements and support activities for our Atlas instruments and Atlas Detection Assays, such as our assays for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes. These expenses consist principally of payroll, employee benefits, as well as fees for contract research, consulting services and laboratory supplies. We expense all research and development costs as incurred.
We expect to remain focused on improving our existing Atlas Detection Assays as well as developing additional assays and instrument platforms in the near term, and we expect our research and development expenses to remain approximately at their current level during 2015.
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
Amortization of Intangible Assets

In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. As a result, we anticipate amortization expenses for these intangible assets to increase in future periods.
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
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institutions as well as our short-term and long-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institutions and the amount of funds held in cash accounts and marketable securities. Interest expense is associated with the $10.0 million of debt outstanding under the two loan and security agreements we entered into in November 2013, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
We expect our interest expense to increase as we purchase additional instruments to place with customers.

Results Of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$5,057	$2,182	$2,875	132%
Operating Expenses
Cost of revenue	7,847	6,600	1,247	19%
Research and development	7,934	7,568	366	5%
Selling, general and administrative	19,101	17,483	1,618	9%
Amortization of intangible asset	1,767	168	1,599	952%
Total operating expenses	36,649	31,819	4,830	15%
Loss from operations	(31,592)	(29,637)	(1,955)	7%
Other (expense) income:
Change in fair value of financial instruments	(785)	(2,595)	1,810	(70)%
Interest income (expense), net	(1,805)	(438)	(1,367)	312%
Income tax provision (benefit)	(1,952)	(3,092)	1,140	(37)%
Net loss	$(32,230)	$(29,578)	$(2,652)	9%
Revenue
Revenue increased by $2.9 million, to $5.1 million for the year ended December 31, 2014, from $2.2 million, for the year ended December 31, 2013. During the year ended December 31, 2014, we sold 557,000 Atlas Detection Assays compared to 205,000 in the year ended December 31, 2013. The increased demand for our Atlas Detection Assays was the result of an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments.
As of December 31, 2014, we had 38 instruments placed with customers under commercial agreements, compared to 23 instruments as of December 31, 2013. For the year ended December 31, 2014, the average revenue per instrument placed under commercial agreements was approximately $128,000, compared to $83,000 for the year ended December 31, 2013. This increase was due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated approximately $3.7 million of revenue in the year ended December 31, 2014.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $1.2 million, to $7.8 million for the year ended December 31, 2014, from $6.6 million for the year ended December 31, 2013. The increase was primarily due to higher sales volumes and increased expenses related to our field service organization as well as an increase in our inventory reserves. This increase was partially offset by charges incurred in the year ended December 31, 2013 due to abnormally low production levels. During the year ended December 31, 2014, expenses incurred due to the underutilization of our production facility were approximately $533,000 compared to $3.8 million for the year ended December 31, 2013, as a result of increased production volume of Atlas Detection Assays and consumable supplies in 2014.
Research and Development
Research and development expense increased by $366,000 to $7.9 million for the year ended December 31, 2014, from $7.6 million for the year ended December 31, 2013. The increase was primarily due to an increase in outside services of $583,000 primarily related to the development of a low volume diagnostic instrument, partially offset by a decrease of $76,000 in payroll and benefits expenses due to a decrease in headcount and a decrease in depreciation of $71,000.

Selling, General and Administrative

Selling, general and administrative expense increased by $1.6 million to $19.1 million for the year ended December 31, 2014 from $17.5 million for the year ended December 31, 2013. The increase was primarily due to $814,000 increase in payroll and benefits expenses due primarily to increases in stock based compensation and bonus expense, $321,000 increase in accounting fees, $388,000 increase in administrative expenses and $143,000 increase in supplies used for customer evaluations, partially offset by a decrease in travel expenses of $181,000.
Amortization of intangible assets
Amortization of intangibles increased by $1.6 million to $1.8 million for the year ended December 31, 2014 from $168,000 for the year ended December 31, 2013. The increase was due to the addition to our intangible asset in July 2014 in connection with the option exercised under our amended license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased by $1.8 million to an expense of $785,000 for the year ended December 31, 2014 from an expense of $2.6 million for the year ended December 31, 2013. In 2014, the $785,000 consisted of changes in the fair value of our outstanding Series B and Series E preferred stock warrants from the beginning of the year through the completion of our IPO at which time they were converted into warrants to purchase common stock and were reclassified into additional paid-in capital. In 2013, the $2.6 million consisted primarily of a $2.5 million change in our Series A warrants, which were issued and exercised in 2013. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we will not recognize any changes in fair value of these warrants in future periods.
Interest Income (Expense), net
Net interest expense increased by $1.4 million to $1.8 million for the year ended December 31, 2014, from net interest expense of $438,000 for the year ended December 31, 2013. The increase was primarily due to interest expense related to the loan and security agreements entered into with Comerica Bank and TriplePoint in November of 2013 and interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in accordance with the exercise of a royalty reduction option under our amended license agreement.

Income tax (provision) benefit

The income tax benefit decreased by $1.1 million to a benefit of $2.0 million for the year ended December 31, 2014, from a benefit of $3.1 million for the year ended December 31, 2013. The decrease was primarily driven by a decrease in the sale of net operating losses under the State of New Jersey’s Technology Business Tax Certificate Program. The benefit in 2014 related to the sale of $41.5 million of our New Jersey state tax net operating losses in December 2014. The benefit in 2013 related to the reversal of the valuation allowance associated with $46.8 million of New Jersey State tax net operating losses for which the sale was approved by the New Jersey Economic Development Authority in December 2013.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Year Ended December 31,		Change
	2013	2012	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$2,182	$105	$2,077	1,978%
Operating Expenses
Cost of revenue	6,600	3,186	3,414	107%
Research and development	7,568	9,584	(2,016)	(21)%
Selling, general and administrative	17,483	16,052	1,431	9%
Amortization of intangible asset	168	168	—	—%
Total operating expenses	31,819	28,990	2,829	10%
Loss from operations	(29,637)	(28,885)	(752)	3%
Other (expense) income:
Change in fair value of financial instruments	(2,595)	4,996	(7,591)	(152)%
Interest income (expense), net	(438)	(140)	(298)	215%
Income tax provision (benefit)	(3,092)	(783)	(2,309)	295%
Net loss	$(29,578)	$(23,246)	$(6,332)	27%

Revenue

Revenue increased to $2.2 million for the year ended December 31, 2013, from $105,000, for the year ended December 31, 2012. During 2013, we sold 205,000 Atlas Detection Assays compared to 8,000 in 2012. The entire increase was associated with our Listeria genus and Salmonella assays, which were available throughout 2012 and 2013. These increases were primarily due to increased demand for our Atlas Detection Assays resulting from an increase in the number of Atlas instruments placed with commercial customers. As of December 31, 2013, we had 23 instruments placed with customers under commercial agreements, compared to eight instruments as of December 31, 2012.

For the year ended December 31, 2013, the average revenue per instrument placed under commercial agreements was approximately $83,000, compared to $12,000 for the year ended December 31, 2012. This increase was due primarily to our two largest customers during 2013 having reached their full commercial utilization early in 2013.

Operating Expenses

Cost of Revenue

Cost of revenue increased by $3.4 million, to $6.6 million for the year ended December 31, 2013, from $3.2 million for the year ended December 31, 2012. The increase was primarily due to higher volumes of Atlas Detection Assays and consumable supplies sold, period costs related to the underutilization of our production facility during the year which was a result of the delay in our commercialization, as well as higher depreciation and other costs associated with the increased number of installed Atlas instruments.

Research and Development

Research and development decreased by $2.0 million to $7.6 million for the year ended December 31, 2013 from $9.6 million for the year ended December 31, 2012. The decrease was primarily due to a $1.8 million decrease in supplies and materials used in development of our Atlas Detection Assays as we prepared for commercial launch, and a $188,000 decrease in payroll and benefits expenses which was primarily due to the departure of a senior employee and lower variable compensation expense.

Selling, General and Administrative

Selling, general and administrative expense increased by $1.4 million to $17.5 million for the year ended December 31, 2013 from $16.1 million for the year ended December 31, 2012. The increase was primarily due to a $1.1 million increase in payroll and benefits expenses as we expanded our commercial organization and a $463,000 increase related to promotional activities associated with the commercial launch of our products, offset by a decrease in depreciation expense of $168,000.

Amortization of intangible assets

Amortization of intangibles for the year ended December 31, 2013 was unchanged compared to the year ended December 31, 2012.

Other (Expense) Income

Change in Fair Value of Financial Instruments

The change in fair value of financial instruments decreased by $7.6 million, to a loss of $2.6 million for the year ended December 31, 2013, from a gain of $5.0 million for the year ended December 31, 2012. The loss of $2.6 million for the year ended December 31, 2013 was primarily driven by an increase in the fair value of our Series A warrants which were issued in June 2013 and settled upon exercise in September 2013. The gain of $5.0 million for the year ended December 31, 2012, was primarily driven by a $4.1 million increase related to the obligation of our investors to purchase additional Series D shares and a $0.9 million change in the fair value of our convertible preferred stock warrant liability.

Interest Income (Expense), net

Net interest expenses increased by $298,000 to $438,000 for the year ended December 31, 2013, from a net interest expense of $140,000 for the year ended December 31, 2012. The increase was primarily due to an increase in the deferred balance owed to Gen-Probe, pursuant to the payment terms under our supply agreement with Gen-Probe, as well as interest expense related to the $5.0 million borrowed in November 2013 under our loan and security agreements.

Income tax (provision) benefit

The income tax benefit increased by $2.3 million to a benefit of $3.1 million for the year ended December 31, 2013, from a benefit of $783,000 for the year ended December 31, 2012. The increase was primarily driven by an increase in the sale of net operating losses under the State of New Jersey’s Technology Business Tax Certificate Program. The benefit in 2013 relates to the reversal of the valuation allowance associated with $46.8 million of New Jersey State tax net operating losses for which the sale was approved by the New Jersey Economic Development Authority in December 2013. The benefit in 2012 related to the sale of $12.7 million of our New Jersey state tax net operating losses in December 2012.

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses. We have incurred negative cash flows from operating and investment activities since our inception in 2009. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. Our business generally involves placement of Atlas instruments with our customers under reagent rental agreements. As a result, as our business expands, we expect to incur significant negative upfront cash outlays for the purchase and installation of additional Atlas instruments, to be offset by later positive operating cash flows from sales of Atlas Detection Assays and consumable supplies. At December 31, 2014, we had cash and cash equivalents of $7.5 million, marketable securities of $49.6 million and an accumulated deficit of $133.0 million.
The following table shows a summary of our cash flows for the years ended December 31, 2014 and 2013, respectively (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(23,515)	$(27,452)	(27,774)
Net cash used in investing activities	(60,457)	(3,410)	(5,929)
Net cash provided by financing activities	58,747	46,277	20,004
Net increase (decrease) in cash and cash equivalents	$(25,225)	$15,415	$(13,699)

Operating Activities
Net cash used in operating activities was $23.5 million and $27.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease of approximately $3.9 million of cash used in operating activities from the year ended December 31, 2014 to the year ended December 31, 2013 was primarily related to the receipt of $3.1 million related to the sale of state net operating loss carry-forwards completed in January 2014 and the receipt of $2.0 million related to the sale of state net operating loss carry-forwards completed in December 2014, partially offset by an increase in inventory of $1.9 million. Net cash used in operating activities was relatively constant at $27.5 million and $27.8 million for the years ended December 31, 2013 and 2012, respectively.
Investing Activities
Net cash used in investing activities was $60.5 million for the year ended December 31, 2014 and $3.4 million for the year ended December 31, 2013. Net cash used in investing activities during the year ended December 31, 2014 was primarily the result of purchases of marketable securities, net of maturities, of $49.8 million and $10.5 million in payments made in connection with the amendment to the license agreement with Gen-Probe. Net cash used in investing activities during the year ended December 31, 2013 was related to the purchase of property and equipment, primarily Atlas instruments. The decrease of cash used in investing activities in the year ended December 31, 2013 compared to the year ended December 31, 2012 was a result of reduced purchases of instruments compared to the prior respective periods. The reduction in instrument purchases was directly related to a delay in commercialization during 2013.
Under the Atlas supply agreement with Gen-Probe, we can defer up to one-half of the invoice amount for each Atlas instrument we purchase for up to 54 months after delivery. Net cash used in investing activities excludes the amounts deferred under the Atlas supply agreement.
Financing Activities
Net cash provided by financing activities was $58.7 million for the year ended December 31, 2014 and $46.3 million for the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 consisted of proceeds from our initial public offering of $53.6 million, which excludes offering expenses of $370,000 paid in 2013, borrowings under our loan and security agreements of $5.0 million and $270,000 of proceeds from the exercise of stock options, partially offset by $99,000 of preferred stock offering expenses incurred in 2013 and paid in 2014. Net cash provided by financing activities for the year ended December 31, 2013 consisted of $41.8 million net proceeds from the issuance of convertible preferred stock and preferred stock warrants, net proceeds of $4.7 million under our loan and security agreements and approximately $191,000 of proceeds from the exercise of preferred stock warrants and stock options. For the year ended December 31, 2012, cash provided by financing activities was primarily from the sale of preferred stock.
Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts to commercializing our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and the net proceeds of our IPO. Based on our current business plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2014 will be sufficient to fund our projected operating requirements through the middle of 2016. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as increased general and administrative expenses, such as higher insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase in order to purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.

Our present and future funding requirements will depend on many factors, including our revenue growth and ability to generate cash flows from operating activities; the level of our sales and marketing and research and development activities; the effect of competing technological and market developments; the cost of and potential delays in product development; any change in regulatory oversight applicable to our products; and potential costs related to international expansion.
If our available cash balances and anticipated cash flow from operations are insufficient to meet our liquidity requirements, demand for our products is lower than currently expected, or other risks described elsewhere in this report, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may raise additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We expect to require additional capital beyond currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all.

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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million, constituting the entirety of the first tranche. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.4% as of December 31, 2014. The loan is interest-only until June 1, 2015 and matures in 42 months. After the interest-only period, we must repay the loan in 23 consecutive monthly installments, which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due.
Pursuant to the terms of our loan agreement with TriplePoint, we borrowed $5.0 million under the second tranche in March 2014. We did not meet the required revenue threshold in order to borrow funds under the third tranche and that tranche has now expired. The borrowings under the TriplePoint loan accrue interest at the Prime Rate plus 6.25%, but not less than 9.5% and are repayable over 36 months from the borrowing date with an interest-only period of 12 months, and equal monthly installments of principal and interest over the remaining term of the loan after the interest only period.
As of December 31, 2014, we had $10.0 million outstanding under our loan agreements with Comerica and TriplePoint. We may prepay the loans to Comerica and TriplePoint, in full or in part at any time, provided that no event of default has occurred and is continuing, subject to a prepayment penalty of 2.0% of the prepaid amount if we elect to repay either of these loans prior to one year after the borrowing date.
In connection with entering into the loan and security agreements, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings under the second tranche, the TriplePoint warrants became exercisable for an additional 156,863 shares. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As of December 31, 2014, there are 270,813 warrant shares outstanding with a weighted average exercise price of $11.56 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of shares of our Series E preferred stock.

Under the terms of the loan and security agreements with Comerica and TriplePoint and the subordination agreement between TriplePoint and Comerica, we granted Comerica a first priority security interest and granted TriplePoint a second priority security interest in substantially all of our assets, excluding our intellectual property.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,762	$1,079	$915	$7,768	$5,000
Operating lease obligations(2)	4,985	1,034	2,149	1,604	198
Purchase obligations(3)	1,458	1,458	—	—	—
Notes payable(4)	10,370	10,370	—	—	—
Total contractual obligations	$31,575	$13,941	$3,064	$9,372	$5,198

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of December 31, 2014 and as disclosed in the notes to our audited financial statements included elsewhere in this Form 10-K. Such amounts are recorded at their aggregate present value of $3.9 million on the Balance Sheet as of December 31, 2014. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $7.2 million on the Balance Sheet as of December 31, 2014.

(2)	Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Warren, NJ, our laboratory in Warren, NJ and our facility in San Diego, CA.

(3)
Our purchase obligations represent the total cost of instruments and supplies which we are committed to purchase from Gen-Probe as well as additional obligations due under other agreements entered into in the normal course of business. In accordance with the supply agreement we entered into with Gen-Probe, our purchases of Atlas instruments are defined in rolling quarterly forecasts, and these forecasts become binding commitments for approximately nine months of Atlas instrument purchases at any given time. Our obligation to purchase supplies from Gen-Probe is defined in an annual purchase order submitted in the third quarter of each year.

(4)
Such amounts include total principal repayments of $10.0 million and final payment fees of $370,000, of which approximately $2.9 million is due within one year from the Balance Sheet date and the remaining amounts are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $700,000 during 2015.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules and regulations of the Securities and Exchange Commission.

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

Revenue Recognition

We generate revenue from the sale of our Atlas Detection Assays and consumable supplies for use with our Atlas instruments, as well as limited revenue from instrument rentals and service and maintenance contracts on our Atlas instruments. We generally provide Atlas instruments free of charge under a reagent rental agreement, under which we retain title to the instrument and it remains capitalized on our balance sheet under property and equipment. We recover the cost of providing the Atlas instruments in the amount we charge for Atlas Detection Assays. The reagent rental agreements are typically for one-year periods, and they do not contain minimum purchase obligations. Revenue is recognized over the term of the reagent rental agreement as Atlas Detection Assays and other consumable supplies are shipped. Shipping and handling costs incurred by us are included in our billings to customers.

We recognize revenue from product sales and contract arrangements, net of discounts and sales related taxes where applicable. We recognize product revenue upon shipment provided there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. There is no customer right of return for the Atlas Detection Assays in our sales agreements.
Revenue for leases and service and maintenance contracts are recognized ratably over the term of the contract. Revenue for the sale of Atlas instruments are recognized upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured.

Trade Accounts Receivable

We evaluate the creditworthiness of each customer on a regular basis. We use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectability is reasonably assured at the time of sale. Changes to allowances and adjustments for declines in customers’ creditworthiness are recorded as bad debt expense as a component of selling, general and administrative expense. We have not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, short-term deferred payments and accrued expenses approximate fair value due to their short-term maturities. Deferred payments are initially recorded at fair value reflecting an estimated interest rate implicit in the extended payment terms. An increase or decrease of 1.0% of the implicit interest rate would result in an immaterial change to the fair value of deferred payments.

Prior to our IPO, our preferred stock warrants were measured and recorded in the balance sheet at their fair value as determined by us at the balance sheet date based upon the valuation of our company by management, approved by our board of directors, determined with the assistance of third-party valuations obtained at certain dates as discussed under “—Stock-Based Compensation” below, as well as other quantitative and qualitative factors if any at such time. Changes in fair value were recorded on the statement of operations. As a result of the IPO, our preferred stock warrants were converted into warrants to purchase shares of common stock and their fair value at that time was reclassified from a liability to equity.

Income Taxes

We apply the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on income tax returns we file if such tax position is more likely than not to be sustained. Our deferred tax assets have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

Inventories

Inventories include raw materials and supplies used for manufacturing of Atlas Detection Assays and finished products held for sale. Our inventories are stated at the lower of cost or market. Cost includes amounts related to materials, applicable labor and manufacturing overhead, and is determined in a manner which approximates the first-in first-out cost method. Manufacturing overhead is capitalized based on the normal capacity of our production facilities. We recognize costs associated with abnormal production and underutilized capacity in the period in which they are incurred. Reserves are recorded for expiry, obsolescence and net realizable value, based on management’s review of inventories on hand, compared to estimated future demand, shelf-life and the likelihood of obsolescence.

Stock-Based Compensation

We account for stock-based compensation arrangements with our employees, consultants, and non-employee directors using a fair value method, which requires us to recognize compensation expense for costs related to all stock-based payments. To date, our stock-based awards have included grants of stock options and restricted stock. The fair value method requires us to estimate the fair value of stock-based awards to employees and non-employees on the grant date using the Black-Scholes option-pricing model. The fair value is then recognized, net of estimated forfeitures, as stock-based compensation expense over the requisite service period, which is typically the vesting period, of the award.

Prior to our IPO, there was no active public market for our common stock. Therefore, our board of directors, with the assistance and upon the recommendation of management, for financial reporting purposes periodically determined the estimated per share fair value of our common stock at various dates after considering numerous factors, including business progress and developments at our company, market conditions and contemporaneous independent third-party valuations consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. We performed these contemporaneous valuations as of December 31, 2012, December 31, 2013 and March 31, 2014 and to coincide with our Series E preferred stock issuances at June 15, 2013 and November 20, 2013. In conducting these valuations, we considered all objective and subjective factors that we believed to be relevant in each valuation conducted, including management’s best estimate of our business condition, prospects, and operating performance at each valuation date.

Short-term and Long-term Marketable Securities

Our marketable debt securities have been classified and accounted for as held-to-maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. Our marketable debt securities are carried at amortized cost.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2014, our cash and cash equivalents of $7.5 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of December 31, 2014, we had $49.6 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $49.5 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of December 31, 2014, we had $10.0 million outstanding under the loan and security agreements we entered into during November 2013, of which only $5.0 million has a variable interest rate. Considering the amounts outstanding and available under the loan and security agreements, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in pages F-1 to F-25 of this annual report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics and Business Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.rokabio.com) in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
The other information required by this item is incorporated herein by reference to the information from the definitive proxy statement for our 2015 annual meeting of stockholders (the "Proxy Statement") under the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Principal Accountant Fees and Services.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules:

1. Financial Statements
The following financial statements and reports of independent registered public accounting firm are included herein:

2. Financial Statement Schedules. All scheduled have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.
3. Exhibit index

Exhibit No.

3.1+
Seventh Amended and Restated Certificate of Incorporation of Roka Bioscience, Inc. (incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

3.2+	Amended and Restated By-Laws of Roka Bioscience, Inc. (incorporated herein by reference to Exhibit 3.5 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).
4.1+	Specimen Certificate for Common Stock. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).
4.2+	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).
4.3+
Stock Purchase Warrant, dated as of November 21, 2013, issued to Comerica Bank (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

4.4+
Stock Purchase Warrant 0821-W-01, dated as of November 21, 2013, issued to TriplePoint Capital LLC (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).
.

4.5+
Stock Purchase Warrant 0821-W-02, dated as of November 21, 2013, issued to TriplePoint Capital LLC (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

4.6+
Fourth Amended and Restated Investors’ Rights Agreement by and among the Registrant and the investors named therein, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 4.6 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.1+
Fourth Amended and Restated Voting Agreement by and among the Registrant and the stockholders named therein, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.2+
Fourth Amended and Restated Right of First Refusal and Co-sale Agreement by and among the Registrant and the stockholders named therein, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.3+
2009 Equity Incentive Plan, the amendments thereto and the forms of agreements thereunder (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.4+
2014 Equity Incentive Plan and the forms of agreements thereunder (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.5+
Employment Agreement by and between the Registrant and Paul G. Thomas, dated as of September 10, 2009 (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.6+
Employment Agreement by and between the Registrant and Steven T. Sobieski, dated as of September 10, 2009 (incorporated herein by reference to Exhibit 10.6 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.7+
Employment Agreement by and between the Registrant and A.J. McCardell, dated as of July 1, 2012 (incorporated herein by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.8+
Employment Agreement by and between the Registrant and Walter M. Narajowski, dated as of July 1, 2012 (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.9+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.10+
Form of Confidentiality, Inventions, and Non-interference Agreement (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.11+
Series C Preferred Stock Purchase Agreement by and among the Registrant and the purchasers named therein, dated as of April 29, 2011 (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.12+
Series D Preferred Stock Purchase Agreement by and among the Registrant and the purchasers named therein, dated as of December 19, 2011 (incorporated herein by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.13+
Series E Preferred Stock and Warrant Purchase Agreement by and among the Registrant and the purchasers named therein, dated as of June 13, 2013 (incorporated herein by reference to Exhibit 10.13 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.14+
Series E Preferred Stock Purchase Agreement by and among the Registrant and the purchasers named therein, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.15+
Loan and Security Agreement by and between the Registrant and Comerica Bank, dated as of November 21, 2013 (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.16+
Loan and Security Agreement by and between the Registrant and TriplePoint Capital LLC, dated as of November 21, 2013 (incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.17+
Sublease Agreement by and between the Registrant and Aeterna Zentaris, Inc., dated as of November 2, 2009 (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.18+
Lease Agreement by and between the Registrant and Kilroy Realty, L.P, dated as of December 31, 2009 (incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.19+
Lease Agreement by and between the Registrant and Normandy Warren Holdings, LLC, dated as of May 16, 2011 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.20+
License Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of September 10, 2009 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.21+
First Amendment to License Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of May 27, 2011 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.22+
Materials Supply Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of September 10, 2009 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.23+
First Amendment to the Materials Supply Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of May 27, 2011 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.24+
Supply Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of May 27, 2011 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.25+
First Amendment to Supply Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of June 12, 2014 (incorporated herein by reference to Exhibit 10.25 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.26+
Second Amendment to License Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of June 13, 2014 (incorporated herein by reference to Exhibit 10.26 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

10.33+
Employment Agreement dated February 4, 2015 by and between the Company and Mary Duseau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015)

23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive Data Files regarding (a) our Balance Sheets as of December 31, 2014 and December 31, 2013 (b) our Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (c) our Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (d) the Notes to such Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	March 27, 2015	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2015	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 2015.

Signature	Title	Date
/s/ Paul G. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
Paul G. Thomas

/s/ Steven T. Sobieski	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2015
Steven T. Sobieski

/s/ James Barrett, Ph.D.	Director	March 27, 2015
M. James Barrett, Ph.D.

/s/ Fred E. Cohen, Ph.D., M.D.	Director	March 27, 2015
Fred E. Cohen, Ph.D., M.D.

/s/ Michael P. Doyle, Ph.D.	Director	March 27, 2015
Michael P. Doyle, Ph.D.

/s/ David W.J. McGirr	Director	March 27, 2015
David W. J. McGirr

/s/ Jonathan T. Silverstein, J.D.	Director	March 27, 2015
Jonathan T. Silverstein, J.D.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Roka Bioscience, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Roka Bioscience, Inc. at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 27, 2015

ROKA BIOSCIENCE, INC.
Balance Sheets
(amounts in thousands except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,503	$32,728
Short-term marketable securities	36,231	—
Trade accounts receivable, net of $0 allowance for doubtful accounts	670	277
Inventories	4,930	3,879
Deferred tax assets	—	3,135
Prepaid expenses and other current assets	2,115	2,437
Total current assets	51,449	42,456
Long-term marketable securities	13,366	—
Property and equipment, net	12,186	14,510
Intangible assets, net	26,156	1,344
Goodwill	360	360
Other assets	308	444
Total assets	$103,825	$59,114
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,134	$1,226
Short-term deferred payments	695	339
Notes payable, current	9,956	4,919
Accrued expenses and other current liabilities	2,125	2,381
Total current liabilities	13,910	8,865
Deferred payments	10,457	3,205
Convertible preferred stock warrant liability	—	212
Deferred tax liabilities	49	40
Other long-term liabilities	334	339
Total liabilities	24,750	12,661
Commitments and Contingencies (See Note 11)
Series B convertible preferred stock, $0.001 par value: zero and 39,680,000 shares authorized; zero and 37,200,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively. (Liquidation Value: $37,200 at December 31, 2013)	—	33,450
Series C convertible preferred stock, $0.001 par value: zero and 12,090,672 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013, respectively, (Liquidation Value: $16,020 at December 31, 2013)	—	15,836
Series D convertible preferred stock, $0.001 par value: zero and 32,511,979 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013, respectively. (Liquidation Value $47,500 at December 31, 2013)	—	43,272
Series E convertible preferred stock, $0.001 par value: zero and 33,601,367 shares authorized, zero and 32,934,700 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively. (Liquidation Value $41,992 at December 31, 2013)	—	35,239
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value: 20,000,000 and zero shares authorized, zero shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 17,660,432 shares issued and 17,658,373 shares outstanding, respectively at December 31, 2014; 141,963,421 shares of Series A common stock authorized and 1,181,936 shares issued and outstanding at December 31, 2013; and 292,414 shares of Series B common stock authorized and 3,129 shares issued and outstanding at December 31, 2013	18	8
Additional paid-in capital	212,069	19,422
Treasury stock, at cost: 2,059 shares at December 31, 2014 and zero shares at December 31, 2013	(8)	—
Accumulated deficit	(133,004)	(100,774)
Total stockholders’ equity (deficit)	79,075	(81,344)
Total liabilities and stockholders’ equity (deficit)	$103,825	$59,114
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Statements of Operations and Comprehensive Loss
(amounts in thousands except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$5,057	2,182	105
Operating expenses:
Cost of revenue	7,847	6,600	3,186
Research and development	7,934	7,568	9,584
Selling, general and administrative	19,101	17,483	16,052
Amortization of intangible assets	1,767	168	168
Total operating expenses	36,649	31,819	28,990
Loss from operations	(31,592)	(29,637)	(28,885)
Other income (expense):
Change in fair value of financial instruments	(785)	(2,595)	4,996
Interest income (expense), net	(1,805)	(438)	(140)
Loss before income taxes	(34,182)	(32,670)	(24,029)
Income tax provision (benefit)	(1,952)	(3,092)	(783)
Net loss and comprehensive loss	$(32,230)	$(29,578)	$(23,246)
Net Loss per Common Share:
Basic and diluted	$(2.93)	$(56.81)	$(70.54)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	11,001,579	519,995	329,561
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	71,238,362	$84,657	581,316	$6	$—	$719	$(47,950)	$(47,225)
Issuance of Series D convertible preferred stock for cash at $1.461 per share	13,689,253	15,880	—	—	$—	$—	—	—
Issuance of restricted shares to employees	—	—	101,150	2	$—	$(2)	—	—
Exercise of options for Common Stock	—	—	962	—	$—	$4	—	4
Stock-based compensation expense	—	—	—	—	$—	$739	—	739
Net loss	—	—	—	—	$—		(23,246)	(23,246)
Balance at December 31, 2012	84,927,615	$100,537	683,428	$8	$—	$1,460	$(71,196)	$(69,728)
Issuance of Series E convertible preferred stock for cash at $1.275 per share	32,934,700	35,094	—	—	—	—	—	—
Conversion of convertible preferred stock into Common Stock	(3,296,082)	(17,206)	53,688	—	—	17,206	—	17,206
Issuance of restricted shares to employees	—	—	439,300	—	—	—	—	—
Exercise of options for Common Stock	—	—	8,649	—	—	20	—	20
Exercise of warrants for Series A Preferred Stock	171,118	9,412	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	696	—	696
Deemed dividends	—	(40)	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(29,578)	(29,578)
Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$—	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,019	—	1,019
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	5,000,000	5		53,209	—	53,214
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	10,494,557	4	—	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	—	1,364	—	1,364
Issuance of common stock upon exercise of option in amended license agreement	—	—	865,063	1	—	9,091	—	9,092
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	(2,059)	—	(8)	—	—	(8)
Exercise of options for Common Stock	—	—	115,747	—	—	270	—	270
Net loss	—	—	—	—	—	—	(32,230)	(32,230)
Balance at December 31, 2014	—	$—	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(32,230)	$(29,578)	$(23,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,248	2,437	2,045
Change in fair value of financial instruments	785	2,595	(4,996)
Loss on disposal of property and equipment	98	89	177
Provisions for inventory	1,715	1,029	2,020
Share-based compensation expense	1,019	696	739
Non-cash interest expense	1,133	457	177
Changes in operating assets and liabilities:
Accounts receivable	(220)	(187)	(30)
Inventories	(2,766)	(842)	(4,799)
Prepaid expenses and other assets	28	(923)	(618)
Accounts payable and accrued expenses	(465)	(125)	685
Deferred taxes	3,145	(3,127)	9
Other liabilities	(5)	27	63
Net cash used in operating activities	(23,515)	(27,452)	(27,774)
Cash flows from investing activities
Purchases of property and equipment, net of sales	(198)	(3,410)	(5,929)
Purchase of marketable securities	(52,759)	—	—
Proceeds from maturities of marketable securities	3,000	—	—
Payment pursuant to amended license agreement and option exercise	(10,500)	—	—
Net cash used in investing activities	(60,457)	(3,410)	(5,929)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	(99)	41,783	20,000
Net proceeds from issuance of debt and warrants	5,000	4,672	—
Net proceeds from warrant exercises	—	171	—
Proceeds from exercise of stock options	270	20	4
Restricted shares withheld for taxes	(8)	—	—
Proceeds from issuance of common stock, net of issuance costs	53,584	(370)	—
Net cash provided by financing activities	58,747	46,276	20,004
Net change in cash and cash equivalents	(25,225)	15,414	(13,699)
Cash and cash equivalents, beginning of period	32,728	17,314	31,013
Cash and cash equivalents, end of period	$7,503	$32,728	$17,314

Supplementary disclosures of cash flow information
Cash paid for interest	$688	$10	$—
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$127,698	$17,206	$—
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	$1,364	$—	$—
Intangible acquisition through stock and deferred payment issuance	$16,079	$—	$—
Capital expenditures included in accounts payable and accrued expenses	$—	$—	$1,214
Accrual of issuance costs related to planned issuance of common stock	$—	$526	$—
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
The Company has limited capital resources and has experienced negative cash flows from operations and has incurred net losses since inception. The Company expects to continue to experience negative cash flows from operations and incur net losses in the near term as it devotes substantially all of its efforts on commercialization of its products and continued product development. The Company’s business is subject to significant risks and its ability to successfully develop, manufacture and commercialize proprietary products is dependent upon many factors which include, but are not limited to, risks and uncertainties associated with the supply of molecular diagnostic instruments (“Atlas instruments”) and materials, product development, manufacturing scale-up, attracting and retaining key personnel, customer acceptance as well as competition.
On July 22, 2014, the Company closed an initial public offering ("IPO") in which it sold 5,000,000 shares of common stock at $12.00 per share, before underwriting discounts. The Company received $53.2 million of net proceeds from the offering after deducting underwriting discounts, commissions and offering expenses. In connection with the closing of the IPO, all shares of the Company’s Class A common stock (“Common A”) and Class B common stock (“Common B”) were converted into a new class of common stock ("Common Stock") on a 1:1 basis and all shares of Series B Convertible Preferred Stock (“Series B”), Series C Convertible Preferred Stock (“Series C”), Series D Convertible Preferred Stock (“Series D”) and Series E Convertible Preferred Stock (“Series E”), collectively referred to as “Convertible Preferred Stock”, were converted into Common Stock at their respective conversion ratios. Additionally, in conjunction with the completion of the IPO, the Company chose to exercise its royalty reduction option pursuant to the amended license agreement with Gen-Probe. See Note 7 for further details.
The Company may need to raise additional capital through the sale of equity and/or debt securities in the future. There is no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. In addition, the Company’s debt agreements contain certain clauses which allow the lenders to require repayment of the debt based on subjective factors regarding the Company’s business and performance if considered a material adverse change by the lenders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements include the accounts of Roka Bioscience, Inc. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company does not have any subsidiaries.
Use of Estimates
The Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and disclosure of contingent assets and liabilities in its financial statements. Actual results could differ from those estimates. The most significant estimates relate to the Company’s valuation of the convertible preferred stock warrant liability, inventory reserves, stock-based compensation expense and imputed interest from deferred instrument payments under a supply agreement with Gen-Probe.
Fair Value of Financial Instruments
The carrying amounts reflected in the balance sheet for cash and cash equivalents, trade accounts receivable, accounts payable, short-term deferred payments and accrued expenses approximate fair value due to their short-term maturities. Deferred payments are initially recorded at fair value reflecting the estimated interest rate implicit in the extended payment terms per the related agreement.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

The Company’s derivative financial instruments are measured and recorded in the balance sheet at their fair value.
Cash and Cash Equivalents
Cash and cash equivalents include short-term highly liquid investments with original maturities to the Company of three months or less.
Short-term and Long-term Marketable Securities
The Company invests excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. Investments are diversified and concentration of investments is limited for individual institutions, maturities and investment types. The Company’s marketable debt securities have been classified and accounted for as held-to-maturity. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date, and classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term, and recorded at their amortized cost.
Trade Accounts Receivable
The Company evaluates the creditworthiness of each customer on a regular basis. The Company uses judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables if and when collection becomes doubtful, and it also assesses on an ongoing basis whether collectibility is reasonably assured at the time of sale. Changes to allowances and adjustments for declines in customers’ creditworthiness are recorded as bad debt expense as a component of selling, general and administrative expense. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. The straight-line method of depreciation is used for all property and equipment. Repair and maintenance costs are expensed as incurred. Property and equipment are depreciated over the following estimated useful lives:

•	Atlas instruments placed — five years

•	Manufacturing equipment — five years

•	Laboratory equipment — four years

•	Computer and office equipment — three to five years

•	Leasehold improvements — the lesser of: the estimated useful life, the term of the respective lease, or ten years

•	Software — three years

Inventories
Inventories include raw materials and supplies used for manufacturing of assays and finished products held for sale. The Company’s inventories are stated at the lower of cost or market. Cost includes amounts related to materials, applicable labor and overhead, and is determined in a manner which approximates the first-in first-out method. Reserves are recorded for excess and obsolete inventory and net realizable value, based on management’s review of inventories on hand as compared to estimated future demand, shelf-life and the likelihood of obsolescence. Abnormal production and underutilization costs are expensed as incurred. See Note 5.

Intangible Assets
The Company’s intangible asset relates to research and development projects that were acquired at the Company's inception in connection with the acquisition of industrial testing assets and technology from Gen-Probe. The projects were not completed at the date of acquisition and had no future alternative use. The Company recorded in-process research and development (“IPR&D”) as an intangible asset with an indefinite life until the project was completed.
Upon successful completion of the IPR&D in January 2012, the Company initiated amortization of the asset over its estimated useful life of 10 years.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

In 2014, based upon the consideration paid under the Company's amended license agreement with Gen-Probe, the Company recorded an additional $26.6 million to the Company's intangible technology, which amount will be amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. See Note 7 for further details.

The Company reviews the technology asset for impairment on an annual basis. If events or changes in circumstances indicate that the carrying amount might not be recoverable, the Company would also review the technology asset for impairment at that point in time. An impairment loss is recognized if the sum of estimated future undiscounted cash flows generated from use of the technology asset is less than its carrying value.

The Company recorded amortization expense of $1.8 million in the year ended December 31, 2014, and expects to record amortization expense of approximately $3.7 million in each of the 7 years following.

Goodwill
Goodwill represents the excess of purchase price over net assets acquired from Gen-Probe. Goodwill is not amortized; rather, it is subject to a periodic evaluation for impairment by applying a fair-value-based test. The Company evaluates goodwill for impairment in the fourth quarter of each year. In addition, the Company reviews goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Examples of such events include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would have a negative impact on the Company. Goodwill impairment is determined using a two-step approach whereby the fair value of the Company is compared to its book value.
Based on the Company’s annual impairment evaluation conducted in the fourth quarter of 2014, 2013 and 2012, respectively, the Company concluded that no impairment had occurred.

Research and Development Expenses
Research and development expenses are comprised of costs incurred in performing research and development activities including manufacturing development and scale-up costs and product development and are principally comprised of salaries and benefits, outside contractor costs and professional fees, research license fees, depreciation and amortization of laboratory equipment, facilities, and lab supplies. These costs are expensed as incurred.

Revenue Recognition
The Company generates revenue from the sale of Atlas Detection Assays and consumable supplies for use with its Atlas instruments, as well as limited revenue from instrument rentals and service and maintenance contracts. The Company generally provides Atlas instruments free of charge under reagent rental agreements and retains title to the instruments which remain capitalized on the Company’s balance sheet under property and equipment. The Company recovers the cost of providing the Atlas instruments in the amount it charges for its Atlas Detection Assays. The reagent rental agreements are typically for one-year periods and there are no minimum purchase obligations. Revenue is recognized over the term of the reagent rental agreement as Atlas Detection Assays and other supplies are shipped. Shipping and handling costs incurred by the Company are included in its billings to customers.
The Company recognizes revenue net of discounts and sales related taxes where applicable. The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. There is no customer right of return in the Company’s sales agreements.

Revenues for leases and service and maintenance contracts are recognized ratably over the term of the contract. Revenues for the sale of Atlas instruments are recognized upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured.

Cost of Revenue
The Company manufactures products for commercial sale as well as for internal use or evaluation. Cost of revenue primarily consists of the cost of materials, direct labor and manufacturing overhead costs associated with the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

production and distribution of Atlas Detection Assays and consumable supplies for the Atlas instruments. Cost of revenue also includes depreciation on Atlas instruments installed with our customers, expenses related to service and maintenance of instruments and royalties. The Company classifies costs for commercial products to Cost of revenue and costs for internal use or evaluations to Research and development or Selling, general and administrative costs.

Share-based Compensation
The Company grants stock options and restricted shares to employees, independent directors and consultants of the Company. The Company recognizes share-based compensation expense, based on the fair value of stock awards, on a straight-line basis over the requisite service period of the individual grants, which typically is equal to the vesting period. See Note 15.

Convertible Preferred Stock
The Company had multiple classes of convertible preferred stock outstanding prior to its IPO. All shares of convertible preferred stock were converted into shares of Common Stock upon completion of its IPO. See Note 14.

Warrants for Convertible Preferred Stock
Prior to the IPO, the Company had issued warrants to purchase shares of various classes of preferred stock. Upon completion of the IPO, all such warrants converted to warrants to purchase shares of Common Stock. See Note 16.

Income Taxes
The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained. See Note 13.

Prior Period Adjustments

Previously, the Company calculated the fair value of its convertible preferred stock warrants outstanding using a time period based upon an estimated liquidation date. During 2014, it was determined that a liquidation date cannot be reasonably estimated, nor do these warrants automatically expire upon a liquidation event such as an initial public offering, and consequently the life used to value these warrants should reflect the expiration date of each warrant. As a result of this change in estimate, during the three months ended March 31, 2014 the Company recognized the following prior period expenses: approximately $435,000 related to the change in fair value of warrants, approximately $26,000 of interest expense and approximately $77,000 of other expenses as a result of the change in calculation of the fair value of warrants. Additionally, this change in valuation resulted in a reduction of notes payable of approximately $77,000, deemed to be an additional debt discount which will be accreted to notes payable over the life of the loan with a corresponding charge to interest expense. Furthermore, the change in valuation resulted in an increase in deferred financing costs of $77,000 which was expensed in the year ended December 31, 2014. The Company does not believe these adjustments are material to the current or prior periods.
Common A and Common B Reverse Stock Split
In July 2014, the Company’s board of directors authorized and the Company’s shareholders approved an 11.04:1 reverse stock split of the Company’s Common A and Common B shares, effective on July 3, 2014. In addition, effective on the date of the reverse stock split, the conversion ratio of Convertible Preferred Stock was adjusted by a factor of 11.04 and consequently, each share of Series B, Series C and Series E became convertible into approximately 0.0906 shares of Common Stock and each share of Series D became convertible into approximately 0.0937 shares of Common Stock. As stated in Note 1, all shares of Common A, Common B and Convertible Preferred Stock converted into Common Stock upon the completion of the Company's IPO. The Company’s historical share and per share information have been retroactively adjusted to give effect to this reverse split and corresponding change in conversion ratio.
New Accounting Pronouncements

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently in the process of evaluating the impact this new guidance will have.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact this new guidance will have.
3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of December 31, 2014 was held in demand accounts with one financial institution, which potentially subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of December 31, 2014, the fair value of held-to-maturity marketable securities by type of security was as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities
Debt securities	36,231	2	(36)	36,197
Long-term marketable securities
Debt securities	13,366	4	(32)	13,338

All of the short-term marketable securities mature within one year and all of the long-term marketable securities mature after one year but in less than five years. The Company had no marketable securities as of December 31, 2013.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	As of December 31,
	2014	2013
Raw materials	$1,914	$1,846
Work in process	11	—
Finished goods	3,005	2,033
	$4,930	$3,879
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of December 31,
	2014	2013
Atlas instruments	$10,079	$10,330
Manufacturing equipment	2,753	2,801
Laboratory equipment	2,953	2,923
Computer and office equipment	1,469	1,388
Leasehold improvements	1,380	1,272
Software	1,142	1,106
Total property and equipment	$19,776	$19,820
Less: Accumulated depreciation	(7,590)	(5,310)

Total	$12,186	$14,510
Atlas instruments include instruments intended for placement with customers and instruments placed with customers under lease agreements. As of December 31, 2014 and December 31, 2013, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $8.9 million and $9.8 million, respectively, net of accumulated depreciation of $1.2 million and $0.5 million, respectively.
Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Depreciation expense	$2,481	$2,269	1,877

During the years ended December 31, 2014, 2013 and 2012, the Company disposed or sold equipment with acquisition cost of approximately $67,000, $248,000 and $594,000, respectively. The equipment disposed or sold had accumulated depreciation of approximately $48,000, $38,000 and $417,000, respectively, at the date of disposal.

Estimated future lease payments to be received for Atlas instruments placed under instrument rental agreements are $270,000, of which, $225,000 will be billed in 2015 and the remaining $45,000 will be billed in 2016.

7. INTANGIBLE ASSETS

In June 2014, the Company entered into an amendment to its license agreement with Gen-Probe. Under the amendment, the Company obtained a two-year option to reduce the royalty rate it pays to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of its IPO in July 2014, the Company exercised its option and issued to Gen-Probe 865,063 shares of common stock valued at $10.51 per share on the issuance date and made a cash payment of $8.0 million. The Company is required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020.

The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to the Company's intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. See Note 9 for further details on the additional required future cash payments described above.

Pursuant to the terms of the license agreement amendment, the Company committed to additional future contingent payments, as described in Note 11 below. Such additional payments would further reduce the royalty rate the Company pays to

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Gen-Probe, and would be recorded as additions to the Company's intangible technology asset upon payment and amortized over the estimated remaining life of the technology asset.

8. ACCRUED EXPENSES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of December 31,	As of December 31,
	2014	2013
Employee related	$1,116	$888
Professional services	235	1,328
Other	774	165
Total accrued expenses	$2,125	$2,381
Included within Professional services and Other as of December 31, 2013, in the above table is approximately $526,000 for issuance costs related to the Company's IPO.

9. DEFERRED PAYMENTS
Gen-Probe supply agreement
In May 2011, the Company entered into a supply agreement with Gen-Probe to purchase Atlas instruments. Pursuant to the terms of the agreement, the Company can defer up to one half of the purchase price for up to 54 months from the date of delivery. The deferred amounts do not bear interest, and the Company has recorded the imputed interest component as a reduction of the deferred payment and as a reduction of the asset cost. The supply agreement provides for variable repayment terms based on a percentage of net sales as defined in the agreement, and the Company has estimated its net sales in determining amounts due for the 54 month term. The following table summarizes the amounts deferred under this agreement (amounts in thousands):

	As of December 31,
	2014	2013
Current
Deferred payments, gross	$1,079	$759
Imputed interest	(384)	(420)
Deferred payments, net	$695	$339
Long-term
Deferred payments, gross	$3,683	$4,053
Imputed interest	(464)	(848)
Deferred payments, net	$3,219	$3,205
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. For purchases made until December 31, 2014, the estimated effective interest rate used ranges from 9.9% to 11.2%.
In the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $420,000, $376,000 and $177,000, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
Gen-Probe license amendment
The amendment to the license agreement with Gen-Probe detailed in Note 7 includes a $5.0 million payment due on January 1, 2018 and a $5.0 million payment due on January 1, 2020. Under the terms of the amendment, no interest payments are required and no interest rate is stated. The Company determined that imputed interest must be calculated and recognized in

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

accordance with ASC-835, and the payments are recorded in Deferred payments on the Balance Sheet at their present value based upon a 7.6% interest rate for the payment due on January 1, 2018 and a 9.0% interest rate for the payment due on January 1, 2020. The difference between the present value and the amount payable is accreted to Deferred payments over the respective term with a corresponding charge to Interest expense.

10. NOTES PAYABLE

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
The loan and security agreement with Comerica (the “Comerica Loan”), provided for borrowing of up to $5.0 million and accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%. As of December 31, 2014, and throughout the year then ended, the rate was 6.4%. The loan is interest-only until June 1, 2015 and matures in 42 months. After the 18-month interest-only period, the Company will make 23 consecutive monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due. Upon the closing of the loan and security agreements, the Company borrowed $5.0 million from Comerica.
The loan and security agreement with TriplePoint (the “TriplePoint Loan”), provided for borrowings of up to $10.0 million. The TriplePoint loan provided that the Company may borrow up to $5.0 million in the second tranche, consisting of one or more term loan advances, before March 31, 2014 and if the Company had generated at least $10.0 million in revenue between November 21, 2013 and September 30, 2014, it would be eligible to borrow up to an additional $5.0 million in the third tranche. In March 2014, the Company borrowed $5.0 million from TriplePoint under the second tranche, which will accrue interest at a rate of 9.5%. The Company did not meet the revenue requirement described above in order to borrow funds under the third tranche. The TriplePoint Loan is repayable over 36 months from the borrowing date with an interest-only period of 12 months and equal monthly installments of principal and interest over the remaining term of the loan after the interest-only period.
The loan agreements do not contain any financial covenants. However, the agreements contain various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates. Additionally, under the terms of the loan and security agreements with Comerica and TriplePoint and the subordination agreement between TriplePoint and Comerica, the Company granted Comerica a first priority security interest and granted TriplePoint a second priority security interest and the Company has pledged substantially all of its assets except intellectual property as collateral for the loans.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Common Stock with an exercise price of $14.08. Furthermore, the Company recorded the liability for the note as $5.0 million less the value of the associated warrant of approximately $135,000. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to Interest expense.
As of December 31, 2014, approximately $2.9 million is classified as Notes payable, current on the Balance Sheet as it is due within one year from the Balance Sheet date. The remaining $7.1 million has also been classified as Notes payable, current due to a material adverse change clause within the loan agreements which allow Comerica and TriplePoint to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

In November 2009, the Company entered into a non-cancelable operating lease for office space in Warren, New Jersey with an initial lease term which expires in January 2018. In December 2011, the Company exercised an option to increase the size of the leased area. The monthly base rent is $18,797 over the term of this lease.

In December 2009, the Company entered into a non-cancelable lease for office, laboratory and manufacturing space in San Diego, California with an initial lease term which expires in April 2020. The lease contains an option to renew for two additional five year terms. The initial monthly base rent is $52,374 and over the initial lease term agreement is scheduled to increase to $66,121.

In May 2011, the Company entered into a non-cancelable lease for laboratory and office space in Warren, New Jersey with an initial lease term which expires in January 2018. The initial monthly base rent is $8,111 and over the initial lease term agreement is scheduled to increase to $9,013.
Future annual minimum lease payments under the above leases are as follows (amounts in thousands):

Years Ended December 31,
2015	$1,034
2016	1,068
2017	1,081
2018	810
2019	793
Beyond	199
Total	$4,985
Lease expense was $1.0 million for each of the three years ended December 31, 2014, 2013 and 2012.

Commitments

The following table represents the Company’s future cash commitments under agreements with third parties as of December 31, 2014 aggregated by type, and excludes payments under the operating leases detailed above and contingent liabilities for which the Company cannot reasonably predict future payments (amounts in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Deferred payment obligations (1)	14,762	$1,079	$915	$7,768	5,000
Purchase obligations (2)	1,458	1,458	—	—	—

(1)
The Company's deferred payment obligations are based upon the deferred amounts outstanding as of December 31, 2014 for instruments purchased from Gen-Probe under the Gen-Probe supply agreement discussed above in Note 9. Such amounts are recorded at their aggregate present value of $3.9 million on the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2014. The timing of when these payments are due reflects the Company's current estimates of repayment. The Company does not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year include the lump-sum payments payable to Gen-Probe in accordance with the amendment to the licensing agreement discussed in Note 9 above. Such amounts are recorded at their aggregate present value of $7.2 million within Deferred payments on the Balance Sheet as of December 31, 2014.

(2)
The Company's purchase obligations represent the total cost of instruments and supplies which it is committed to purchase from Gen-Probe as well as additional obligations due under other agreements entered into in the normal course of business. In accordance with the supply agreement the Company entered into with Gen-Probe, purchases of Atlas instruments are defined in rolling quarterly forecasts, and these forecasts become binding commitments for approximately nine months of Atlas instrument purchases at any given time. The Company's obligation to purchase supplies from Gen-Probe is determined in an annual purchase order submitted to Gen-Probe in the third quarter of each year.

Contingent liabilities

In addition to the payments outlined in the above table, the amendment to the license agreement with Gen-Probe detailed in Note 9 provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid. Such payments are required to be made upon meeting certain revenue milestones or may be made at the election of the Company prior to meeting the revenue milestones.
Legal Matters
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as set forth below, the Company is not currently involved in any legal proceedings nor are there any claims against the Company pending.

A putative securities class action captioned Ding v. Roka Bioscience, Inc., Case No. 3:14-cv-8020, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on December 24, 2014, on behalf of a putative class of persons and entities who purchased or otherwise acquired securities pursuant or traceable to the Company’s initial public offering (the “IPO”) during the putative class period, which ran from July 17 through November 6, 2014.  The complaint asserts claims under the Securities Act of 1933 and contends that the IPO Registration Statement was false and misleading, or omitted allegedly material information, in connection with the Company’s statements about its placement of Atlas instruments and its expectations of future growth and increased market share, and the Company’s alleged failure to disclose “known trends and uncertainties about the Company’s sales.”  The alleged misrepresentations and omissions purportedly came to light when the Company issued its third-quarter 2014 earnings release on November 6, 2014.

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court is expected to appoint a lead plaintiff and lead counsel on or before April 6, 2015.  The parties have agreed, with the court’s consent, that defendants need not respond to the pending complaint and that the parties will submit a proposed schedule for any amendment of the complaint and for responsive pleadings within ten days after the court appoints lead plaintiff.
The Company believes that the claims in the securities class action are without merit and intend to defend the litigation vigorously, and the Company expects to incur costs associated with defending the securities class action. In addition, the Company has various insurance policies related to the risk associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company will be successful in its defense of the securities class action, and there is no assurance that the insurance coverage will be sufficient or that the insurance carriers will cover all claims or litigation costs. At this early stage of the litigation, the Company cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

12. FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable, short-term deferred payments, deferred payments, notes payable, accrued expenses and Convertible Preferred Stock Warrants. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, short-term deferred payments and accrued expenses approximate their fair values because of the short-term nature of the instruments, or, in the case of the deferred payments and notes payable, because the interest rates the Company believes it could obtain for similar borrowings is similar to its existing interest rates.  The carrying amount of the Company's marketable securities is the amortized cost basis based upon their held-to-maturity classification. In conjunction with the closing of the Company’s IPO, the warrants exercisable for shares of its Series B and Series E Preferred Stock were automatically converted into warrants exercisable for shares of its Common Stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital.
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts, marketable securities and its Convertible Preferred Stock Warrants at December 31, 2014 and December 31, 2013 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of December 31, 2014
Financial Assets:
Money market deposit accounts	$5,741	$5,741	—	—
As of December 31, 2013
Financial Assets:
Money market deposit accounts	$25,470	$25,470	—	—
Financial Liabilities:
Convertible Preferred Stock Warrants	$212	—	—	$212
Financial Assets Carried at Amortized Cost
As of December 31, 2014
Short-term marketable securities	$36,231	$10,081	26,116	—
Long-term marketable securities	$13,366	$2,001	11,337	—
Some of the Company’s cash and cash equivalents are held in money market deposit accounts and some of the Company's short-term marketable securities and long-term marketable securities are United States treasury bills, each of which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The Company's short-term marketable securities and long-term marketable securities not classified within Level 1 of the fair value hierarchy are comprised of commercial paper, U.S. government-related debt, and corporate debt securities, all of which are classified as  Level 2 within the fair value hierarchy. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from its investment manager, which utilizes industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value.
Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible Preferred Stock Warrants are classified within Level 3 of the fair value hierarchy as they were revalued to their fair value, using the Black-Scholes option-pricing model, at each reporting period end and any change in fair value is reflected in the Statement of Operations and Comprehensive Loss. There have been no transfers between levels during the reporting period.
The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013 (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2014	2013
Balance at beginning of period	$212	$100
Issuance of Convertible Preferred Stock Warrants	—	6,757
Increase in Series E warrant shares	135	—
Change in fair value of warrants(1)	1,017	2,595
Settlement of Series A Warrants	—	(9,240)
Reclassification to equity(2)	(1,364)	—
Balance at end of period	$—	$212

(1)	Amount for the year ended December 31, 2014, includes $666,000 of prior period fair value adjustments as discussed in Note 2 above.

(2)	The warrants were re-measured to fair value and reclassified to additional paid-in capital upon the initial public offering.

13. INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the United States federal statutory rate to the Company’s effective tax rate is shown below:

	Year Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.8)	(4.5)	(5.8)
Difference from derivative instruments	0.8	(2.7)	(7.1)
Other nondeductible and permanent differences	0.3	0.3	0.5
Benefit of net operating loss sale	(5.8)	(9.6)	(3.3)
Provision (benefit) from valuation allowance	37.8	41.1	46.5
	(5.7)%	(9.4)%	(3.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The table below details significant components of net deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	47,964	40,465
Net operating losses approved for sale	—	3,135
Start-up expenditures	425	466
Research and development credits	1,353	963
Non-cash interest	670	213
Accruals and allowances	1,020	1,426
Deferred tax liabilities:
Depreciable assets	(144)	(569)
Share-based compensation expense	(319)	(555)
Goodwill	(49)	(40)
Valuation allowance	(50,969)	(42,409)
Net deferred tax asset (liability)	(49)	3,095

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $51.0 million and $42.4 million at December 31, 2014 and 2013, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The table below details the changes to the valuation allowance for the years ended December 31, 2014 and December 31, 2013 (amounts in thousands):

Valuation allowance at December 31, 2012	(30,752)
Additions for 2013	(14,792)
Reversal of valuation allowance related to net operating loss sales	3,135
Valuation allowance at December 31, 2013	(42,409)
Additions for 2014	(10,348)
Change in tax rates	(201)
Reversal of valuation allowance related to net operating loss sales	1,989
Valuation allowance at December 31, 2014	(50,969)

At December 31, 2014 and 2013, the Company had approximately $131 million and $109 million of gross federal net operating loss carry-forwards, respectively. At December 31, 2014 and 2013, the Company had approximately $62 million and $64 million of gross state net operating loss carry-forwards, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2029. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $1.4 million of federal research and development credits which will begin to expire in 2031 if not utilized.

The Company may be subject to the net operating loss provisions of Section 382 of the Internal Revenue Code. Certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry-forwards and tax credit carry-forwards which may be used in future years. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change. The amount of the annual limitation depends on the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

The State of New Jersey has enacted legislation (the State of New Jersey’s Technology Business Tax Certificate Program) permitting certain corporations located in New Jersey to sell state tax loss carry-forwards and state research and development credits. Companies must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. In December 2014, the Company was notified by the New Jersey Economic Development Authority (“NJEDA”) that, under the State of New Jersey’s Technology Business Tax Certificate Program, the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

sale of $41.5 million of the Company’s New Jersey net operating loss carry-forwards had been approved. Since specific sales transactions are subject to approval by the NJEDA, the Company recognizes the associated tax benefits in the financial statements as they are approved. The sale of net operating loss carry-forwards was consummated in December 2014, and as a result, the Company reversed the valuation allowance for the net operating losses and recognized an income tax benefit of approximately $2.0 million. Under the same program, during the years ended December 31, 2013 and December 31, 2012, the Company recorded a tax benefit of approximately $3.1 million and $792,000 from the sale of $46.8 million and $12.7 million, respectively of its New Jersey net operating loss carry-forwards and reversed the valuation allowance related to the operating loss carry-forwards sold.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2014 there were no uncertain positions. The federal and state income tax returns of the company for 2011, 2012 and 2013 are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2014 and 2013.

14. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Prior to the IPO, the Company had multiple classes of preferred stock for which shares were authorized, issued and outstanding. At the closing of the Company's IPO, all shares of Convertible Preferred Stock converted into 10,494,557 shares of Common Stock and as of December 31, 2014, there are zero shares of Convertible Preferred Stock outstanding.

Registration rights
Upon the expiration of a 180-day lock-up period that commenced on July 16, 2014, holders of at least 51% of Common Stock issued upon the conversion of Convertible Preferred Stock may require that the Company file a registration statement under the Securities Act covering the registration of such shares of Common Stock issued upon the conversion of Convertible Preferred Stock into Common Stock. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the Company’s Convertible Preferred Stock and Convertible Preferred Stock Warrants.

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

15. STOCK-BASED COMPENSATION
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 2,028,850 shares to employees, consultants and directors of the Company.
Effective upon the closing of the IPO, the Company adopted the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially makes available 1,086,956 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. Effective upon adoption of the 2014 Plan, the Company does not intend to issue additional shares under the 2009 Plan. The number of shares of Common Stock available for issuance under the 2014 Plan shall automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2015 and ending on (and including) January 1, 2024, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.
Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Stock Options

A summary of the status of the Company’s stock options at December 31, 2014 and changes during the year ended December 31, 2014 is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at December 31, 2013	671,259	$3.03	7.8 years
Granted	39,466	10.13
Exercised	(115,747)	2.33		$768,811
Forfeited and canceled	(57,086)	4.32
Outstanding at December 31, 2014	537,892	$3.57	7.2 years
Vested and expected to vest, December 31, 2014(1)	505,342	$3.48	7.1 years	745,430
Exercisable at December 31, 2014	345,110	$2.81	6.6 years	585,237
(1) Options vested and expected to vest represents the number of exercisable options as of December 31, 2014, plus the number of outstanding unvested options as of December 31, 2014 adjusted for an estimated annual forfeiture rate of approximately 8%.
Under the 2009 Plan and the 2014 Plan, the Company granted approximately 4,000 stock options and 35,000 stock options, respectively, during the twelve months ended December 31, 2014, valued at approximately $18,000 and $258,000, respectively.
The Company determines the fair value of stock option awards at the date of grant using a Black-Scholes valuation model. This model requires the Company to make assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of the stock options. The following ranges of assumptions were utilized for stock options granted during the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Expected life in years	5.9-6.3	5.93	6.06
Interest rate	1.94%-2.04%	0.99%-1.94%	0.82%-1.32%
Volatility	60%-80%	60% - 70%	70%
Dividend yield	—	—	—
The Company estimates the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected stock price volatility rates are based on average historical volatilities of the common stock of a group of public companies in similar industries. The Company has no history or expectations of paying dividends on its Common Stock and therefore uses a zero percent dividend yield in the Black-Scholes option pricing model. The weighted average grant-date fair value for options granted during the years ended December 31, 2014, 2013 and 2012 was approximately $7.00, $2.05 and $1.63 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was immaterial. The Company recognized stock compensation expense for stock options of $229,000, $233,000 and $223,000 for the years ended December 31, 2014, 2013 and December 31, 2012, respectively. As of December 31, 2014, the Company had approximately $536,000 of total unrecognized compensation

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

expense related to non-vested stock options granted under the 2009 Plan and the 2014 Plan. The expense is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2014 and changes during the year ended December 31, 2014 is presented in the table below:

Number of shares of restricted stock
Non-vested restricted stock at December 31, 2013	559,703
Shares issued	—
Shares vested	(121,982)
Non-vested restricted stock at December 31, 2014	437,721

The Company has historically issued restricted stock which is time-based and vests over a four year period. In 2014, the Company did not issue any restricted stock. In 2013, the Company issued approximately 220,000 shares of time-based restricted stock which vests over a four year period and approximately 220,000 shares of market-based restricted stock which vests upon the Company’s Common Stock price reaching $28.15 (as may be adjusted for changes in capital structure), the weighted-average grant-date fair value of such grants was $5.63 per share. In 2012, the Company issued approximately 101,000 shares of time-based restricted stock which vests over a four year period and had a weighted-average grant date fair value of approximately $3.20 per share. Awards of time-based restricted stock are valued based upon the Company’s Common Stock price as of the grant date. Awards of the market-based restricted stock granted in 2013 were valued using a Monte Carlo simulation with the following assumptions: risk free interest rate of 2.88%, expected term of ten years, expected volatility of 60% and a zero percent dividend yield. The Company recognized stock compensation expense for restricted stock of $790,000, $463,000 and $516,000 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The total intrinsic value of restricted stock which vested during the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was $793,000, $381,000 and $580,000, respectively. As of December 31, 2014, the Company had approximately $2.1 million of total unrecognized compensation expense related to non-vested restricted stock granted under the 2009 Plan. The expense is expected to be recognized over a weighted average period of 1.8 years.

16. WARRANTS
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
In connection with the closing of the loan and security agreements discussed in Note 10, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities on the Balance Sheet of approximately $28,000 and $55,000 for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $28,000 was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $55,000 is included in the $153,000 of debt issuance costs which were capitalized in Other assets on the Balance Sheet and is amortized to Interest expense. In connection with the borrowings made under the second tranche in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The initial fair value of approximately $135,000 for the warrants issued to TriplePoint in connection with the borrowings under the second tranche was deemed a discount on the debt issued by TriplePoint and is being accreted to interest expense over the term of the second tranche. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014, there were 270,813 warrant shares outstanding with a weighted average exercise price of $11.56 per share. See Note 12 for a summary of the changes in the Convertible preferred stock warrant liability for the twelve months ended December 31, 2014 and 2013.
17. NET LOSS PER SHARE
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

	For the Year Ended December 31,
	2014	2013	2012
Net loss applicable to common shareholders (thousands)	$(32,230)	$(29,578)	$(23,246)
Deemed dividend (thousands)	—	40	—
Net loss applicable to common shareholders for computing loss per share (thousands)	$(32,230)	$(29,538)	$(23,246)
Basic and diluted weighted average common shares outstanding	11,001,579	519,995	329,561
Basic and diluted loss per share	$(2.93)	$(56.81)	$(70.54)

As the Company incurred a loss for the year ended December 31, 2014, 2013 and 2012, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Year Ended December 31,
	2014	2013	2012
Basic weighted average shares outstanding	11,001,579	519,995	329,561
Dilutive effect of unvested restricted stock	232,069	16,293	17,980
Basic weighted average shares outstanding had the Company not incurred a loss	11,233,648	536,288	347,541
Dilutive effect of Convertible Preferred Stock	5,732,081	8,548,894	6,643,501
Dilutive effect of warrants	—	—	—
Dilutive effect of stock options	331,107	147,798	16,301
Diluted weighted average shares outstanding had the Company not incurred a loss	17,296,836	9,232,980	7,007,343

18. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the year ended December 31, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These four customers accounted for revenues of approximately $1.5 million, $895,000, $766,000 and $531,000, respectively. During the year ended December 31, 2013, the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Company had two customers which each generated more than 10% of the Company’s revenues. These two customers accounted for revenues of approximately $690,000 and $629,000, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains quarterly financial information for fiscal years 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenue	$828	$1,390	$1,483	$1,356
Net loss and comprehensive loss	$(8,367)	$(7,349)	$(9,083)	$(7,431)
Loss per common share	$(13.68)	$(11.28)	$(0.64)	$(0.43)
2013
Revenue	$266	$671	$556	$689
Net loss and comprehensive loss	$(7,715)	$(7,942)	$(9,449)	$(4,473)
Loss per common share	$(18.33)	$(15.96)	$(17.00)	$(7.51)

20. SUBSEQUENT EVENTS

Through the date of this filing, the Company has granted approximately 670,000 stock options and approximately 375,000 shares of restricted stock.