Form 10-Q
period 2015-03-31
Roka BioScience, Inc.
filed 2015-05-08
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 5, 2015 was 18,046,064.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014	3
b) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and March 31, 2014	4
c) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of and for the three months ended March 31, 2015 and the year ended December 31, 2014	5
d) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014	6
e) Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
SIGNATURES	31

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,216	$7,503
Short-term marketable securities	41,483	36,231
Trade accounts receivable, net of $0 allowance for doubtful accounts	713	670
Inventories	4,698	4,930
Prepaid expenses and other current assets	1,920	2,115
Total current assets	52,030	51,449
Long-term marketable securities	5,209	13,366
Property and equipment, net	11,585	12,186
Intangible assets, net	25,219	26,156
Goodwill	360	360
Other assets	303	308
Total assets	$94,706	$103,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$645	$1,134
Short-term deferred payments	1,003	695
Notes payable, current	10,031	9,956
Accrued expenses and other current liabilities	1,527	2,125
Total current liabilities	13,206	13,910
Deferred payments	10,380	10,457
Deferred tax liabilities	49	49
Other long-term liabilities	330	334
Total liabilities	23,965	24,750
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 18,050,024 shares issued and 18,046,618 shares outstanding, respectively at March 31, 2015; 17,660,432 shares issued and 17,658,373 shares outstanding at December 31, 2014	18	18
Additional paid-in capital	212,601	212,069
Treasury stock, at cost: 3,406 shares at March 31, 2015 and 2,059 shares at December 31, 2014	(14)	(8)
Accumulated deficit	(141,864)	(133,004)
Total stockholders’ equity	70,741	79,075
Total liabilities and stockholders’ equity	$94,706	$103,825
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$1,511	828
Operating expenses:
Cost of revenue	1,964	1,265
Research and development	1,889	1,842
Selling, general and administrative	5,113	5,048
Amortization of intangible assets	937	42
Total operating expenses	9,903	8,197
Loss from operations	(8,392)	(7,369)
Other income (expense):
Change in fair value of financial instruments	—	(603)
Interest income (expense), net	(466)	(389)
Loss before income taxes	(8,858)	(8,361)
Income tax provision (benefit)	2	6
Net loss and comprehensive loss	$(8,860)	$(8,367)
Net Loss per Common Share:
Basic and diluted	$(0.51)	$(13.68)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	17,221,041	611,419
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$—	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,019	—	1,019
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	5,000,000	5		53,209	—	53,214
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	10,494,557	4	—	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	—	1,364	—	1,364
Issuance of common stock upon exercise of option in amended license agreement	—	—	865,063	1	—	9,091	—	9,092
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	(2,059)	—	(8)	—	—	(8)
Exercise of options for Common Stock	—	—	115,747	—	—	270	—	270
Net loss	—	—	—	—	—	—	(32,230)	(32,230)
Balance at December 31, 2014	—	$—	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	373,679	—	(6)	—	—	(6)
Exercise of options for Common Stock	—	—	14,566	—	—	29	—	29
Stock-based compensation expense	—	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	—	(8,860)	(8,860)
Balance at March 31, 2015	—	—	18,046,618	$18	$(14)	$212,601	$(141,864)	$70,741
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,860)	$(8,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539	661
Change in fair value of financial instruments	—	836
Loss on disposal of property and equipment	—	98
Provisions for inventory	20	69
Share-based compensation expense	503	261
Non-cash interest expense	325	268
Changes in operating assets and liabilities:
Accounts receivable	(25)	(298)
Inventories	211	(369)
Prepaid expenses and other assets	196	174
Accounts payable and accrued expenses	(875)	(655)
Deferred taxes	—	3,135
Other liabilities	(4)	6
Net cash used in operating activities	(6,970)	(4,181)
Cash flows from investing activities
Purchases of property and equipment, net of sales	(84)	12
Purchase of marketable securities	(5,256)	—
Proceeds from maturities of marketable securities	8,000	—
Net cash provided by investing activities	2,660	12
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	—	(15)
Net proceeds from issuance of debt and warrants	—	5,000
Proceeds from exercise of stock options	29	—
Restricted shares withheld for taxes	(6)	—
Proceeds from issuance of common stock, net of issuance costs	—	(845)
Net cash provided by financing activities	23	4,140
Net change in cash and cash equivalents	(4,287)	(29)
Cash and cash equivalents, beginning of period	7,503	32,728
Cash and cash equivalents, end of period	$3,216	$32,699
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
The Company has limited capital resources, has experienced negative cash flows from operations and has incurred net losses since inception. The Company expects to continue to experience negative cash flows from operations and incur net losses in the near term as it devotes substantially all of its efforts on commercialization of its products and continued product development. The Company’s business is subject to significant risks and its ability to successfully develop, manufacture and commercialize proprietary products is dependent upon many factors which include, but are not limited to, risks and uncertainties associated with the supply of molecular diagnostic instruments (“Atlas instruments”) and materials, product development, manufacturing scale-up, attracting and retaining key personnel, customer acceptance as well as competition.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2014 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2014. The condensed Balance Sheet as of December 31, 2014 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015 (the “2014 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2014 Form 10-K.

Common A and Common B Reverse Stock Split

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which is intended to simplify the accounting for and presentation of debt issuance costs. This ASU requires debt issuance costs to no longer be capitalized as an asset on the balance sheet and amortized as a deferred charge, and instead be treated as a direct deduction from the face amount of the note. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early application is permitted. Upon application, the Company will be required to apply the guidance on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance. This new guidance will not have a material impact on the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. On April 29 2015, the FASB issued an exposure draft of a proposed Accounting Standards Update that would delay by one year the effective date of its new revenue recognition standard and allow early adoption as of the original public entity effective date. Comments are due by 29 May 2015. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.
3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of March 31, 2015 was held in demand accounts with one financial institution, which potentially subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of March 31, 2015 and December 31, 2014, the fair value of held-to-maturity marketable securities by type of security was as follows:

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
As of March 31, 2015
Short-term marketable securities
Debt securities	41,483	4	(31)	41,456
Long-term marketable securities
Debt securities	5,209	—	(7)	5,202
As of December 31, 2014
Short-term marketable securities
Debt securities	36,231	2	(36)	36,197
Long-term marketable securities
Debt securities	13,366	4	(32)	13,338

All of the short-term marketable securities mature within one year and all of the long-term marketable securities mature after one year but in less than five years.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of March 31,	As of December 31,
	2015	2014
Raw materials	$1,981	$1,914
Work in process	40	11
Finished goods	2,677	3,005
	$4,698	$4,930
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of March 31,	As of December 31,
	2015	2014
Atlas instruments	$9,903	$10,079
Manufacturing equipment	2,767	2,753
Laboratory equipment	3,013	2,953
Computer and office equipment	1,468	1,469
Leasehold improvements	1,403	1,380
Software	1,141	1,142
Total property and equipment	$19,695	$19,776
Less: Accumulated depreciation	(8,110)	(7,590)

Total	$11,585	$12,186
Atlas instruments include instruments intended for placement with customers and instruments placed with customers under lease agreements. As of March 31, 2015 and December 31, 2014, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $8.6 million and $8.9 million, respectively, net of accumulated depreciation of $1.3 million and $1.2 million, respectively.
Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Depreciation expense	$602	$619

Estimated future lease payments to be received for Atlas instruments placed under instrument rental agreements, excluding reagent rental agreements, are $263,000, of which $203,000 will be billed in 2015 and the remaining $60,000 will be billed in 2016.

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

Pursuant to the terms of the license agreement amendment, the Company committed to additional future contingent payments, as described in Note 11 below. Such additional payments would further reduce the royalty rate the Company pays to Gen-Probe, and would be recorded as additions to the Company's intangible technology asset upon payment and amortized over the estimated remaining life of the technology asset.

8. ACCRUED EXPENSES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of March 31,	As of December 31,
	2015	2014
Employee related	$823	$1,116
Professional services	399	235
Other	305	774
Total accrued expenses	$1,527	$2,125

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	As of March 31,	As of December 31,
	2015	2014
Current
Deferred payments, gross	$1,375	$1,079
Imputed interest	(372)	(384)
Deferred payments, net	$1,003	$695
Long-term
Deferred payments, gross	$3,374	$3,683
Imputed interest	(376)	(464)
Deferred payments, net	$2,998	$3,219
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. For purchases made through March 31, 2015, the estimated effective interest rate used ranges from 9.9% to 11.2%.
In the three months ended March 31, 2015 and 2014, the Company recorded approximately $99,000 and $113,000, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
Gen-Probe license amendment
The amendment to the license agreement with Gen-Probe detailed in Note 7 includes a $5.0 million payment due on January 1, 2018 and a $5.0 million payment due on January 1, 2020. Under the terms of the amendment, no interest payments are required and no interest rate is stated. The Company determined that imputed interest must be calculated and recognized in accordance with ASC-835, and the payments are recorded in Deferred payments on the Balance Sheet at their present value based upon a 7.6% interest rate for the payment due on January 1, 2018 and a 9.0% interest rate for the payment due on January 1, 2020. The difference between the present value and the amount payable is accreted to Deferred payments over the respective term with a corresponding charge to Interest expense.

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
The loan and security agreement with Comerica (the “Comerica Loan”), provided for borrowing of up to $5.0 million and accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%. As of March 31, 2015, and since inception, the rate was 6.4%. The loan is interest-only until June 1, 2015 and matures in 42 months. After the 18-month interest-only period, the Company will make 23 consecutive monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due. Upon the closing of the loan and security agreements, the Company borrowed $5.0 million from Comerica.
The loan and security agreement with TriplePoint (the “TriplePoint Loan”), provided for borrowings of up to $10.0 million. The TriplePoint loan provided that the Company may borrow up to $5.0 million in the second tranche, consisting of one or more term loan advances, before March 31, 2014 and if the Company had generated at least $10.0 million in revenue between November 21, 2013 and September 30, 2014, it would be eligible to borrow up to an additional $5.0 million in the third tranche. In March 2014, the Company borrowed $5.0 million from TriplePoint under the second tranche, which accrues interest at a rate of 9.5%. The Company did not meet the revenue requirement described above in order to borrow funds under the third tranche. The TriplePoint Loan is repayable over 36 months from the borrowing date with an interest-only period of 12 months and equal monthly installments of principal and interest over the remaining term of the loan after the interest-only period.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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
In connection with the closing of the TriplePoint Loan, the Company incurred approximately $153,000 of debt issuance costs which were capitalized with Other assets on the Balance Sheet and were amortized to Interest expense over the term the funds were available to be borrowed by the Company.
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
As of March 31, 2015, approximately $4.0 million is classified as Notes payable, current on the Balance Sheet as it is due within one year from the Balance Sheet date. The remaining $6.0 million has also been classified as Notes payable, current due to a material adverse change clause within the loan agreements which allow Comerica and TriplePoint to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company has not entered into any new operating leases or amended any operating leases during the three months ended March 31, 2015.

Commitments

During the three months ended March 31, 2015, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

Contingent liabilities

In addition to the commitments disclosed in the Company’s most recent audited financial statements, the amendment to the license agreement with Gen-Probe detailed in Note 9 provides for additional milestone payments of up to $6.0 million which will further reduce the royalty rate paid. Such payments are required to be made upon meeting certain revenue milestones or may be made at the election of the Company prior to meeting the revenue milestones.
Legal Matters

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as set forth below, the Company is not currently involved in any legal proceedings nor are there any claims against the Company pending.

A putative securities class action captioned Ding v. Roka Bioscience, Inc., Case No. 3:14-cv-8020, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on December 24, 2014, on behalf of a putative class of persons and entities who purchased or otherwise acquired securities pursuant or traceable to the Company’s IPO during the putative class period, which ran from July 17 through November 6, 2014.  The complaint asserts claims under the Securities Act of 1933 and contends that the IPO Registration Statement was false and misleading, or omitted allegedly material information, in connection with the Company’s statements about its placement of Atlas instruments and its expectations of future growth and increased market share, and the Company’s alleged failure to disclose “known trends and uncertainties about the Company’s sales.”  The alleged misrepresentations and omissions purportedly came to light when the Company issued its third-quarter 2014 earnings release on November 6, 2014.

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. If lead plaintiff decides to file an amended complaint, he will do so by June 23, 2015, and defendants will then respond to the operative complaint. The parties had previously agreed, with the court’s consent, that defendants did not need to respond to the original complaint.
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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at March 31, 2015 and December 31, 2014 (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of March 31, 2015
Financial Assets:
Money market deposit accounts	$2,732	$2,732	—	—
As of December 31, 2014
Financial Assets:
Money market deposit accounts	$5,741	$5,741	—	—
Financial Assets Carried at Amortized Cost
As of March 31, 2015
Short-term marketable securities	$41,483	$12,058	29,398	—
Long-term marketable securities	$5,209	$—	5,202	—
As of December 31, 2014
Short-term marketable securities	$36,231	$10,081	26,116	—
Long-term marketable securities	$13,366	$2,001	11,337	—
Some of the Company’s cash and cash equivalents are held in money market deposit accounts and some of the Company's short-term marketable securities are United States treasury bills, each of which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The Company's short-term marketable securities and long-term marketable securities not classified within Level 1 of the fair value hierarchy are comprised of commercial paper, U.S. government-related debt, and corporate debt securities, all of which are classified as  Level 2 within the fair value hierarchy. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from its investment manager, which utilizes industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. There have been no transfers between levels during the reporting period.
There were no convertible preferred stock warrants outstanding during the three months ended March 31, 2015. Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible Preferred Stock Warrants which were outstanding during the three months ended March 31, 2014 were revalued to their fair value, using the Black-Scholes option-pricing model, at March 31, 2014 and the change in fair value is reflected in the Statement of Operations and Comprehensive Loss. The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the three months ended March 31, 2014 (amounts in thousands):

For the Three Months Ended March 31, 2014
Balance at beginning of period	$212
Increase in Series E warrant shares	135
Change in fair value of warrants(1)	836
Balance at end of period	$1,183

(1)	Amount includes $666,000 of prior period fair value adjustments.

13. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Registration rights

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Prior to the IPO, the Company had multiple classes of preferred stock for which shares were authorized, issued and outstanding. At the closing of the Company's IPO, all shares of Convertible Preferred Stock converted into 10,494,557 shares of Common Stock. The holders of these shares have demand, short-form and piggyback registration rights under the terms of an investor rights agreement between such holders and the Company. Upon request of holders of at least 51% of the registerable securities, the Company is required to file a registration statement under the Securities Act covering the registration of such shares, subject to terms and conditions set forth in the agreement.

Authorized stock

In connection with the seventh amended and restated certificate of incorporation effective on July 22, 2014, the total authorized shares of stock was changed to 520,000,000 of which 500,000,000 shares are designated as common stock with a par value of $0.001 per share and 20,000,000 shares are designated as "blank check" preferred stock with a par value of $0.001 per share.

14. STOCK-BASED COMPENSATION
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 2,028,850 shares to employees, consultants and directors of the Company.
Effective upon the closing of the IPO, the Company adopted the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially made available 1,086,956 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. Effective upon adoption of the 2014 Plan, the Company does not intend to issue additional shares under the 2009 Plan. The number of shares of Common Stock available for issuance under the 2014 Plan shall automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2015 and ending on (and including) January 1, 2024, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.
Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Stock options	$172	$68
Restricted stock	$331	$193

Under the 2014 Plan, the Company granted approximately 671,000 stock options and approximately 375,000 shares of restricted stock during the three months ended March 31, 2015, valued at approximately $2.2 million and $1.6 million, respectively. Under the 2009 Plan, the Company granted approximately 4,000 stock options valued at approximately $18,000 and no shares of restricted stock during the three months ended March 31, 2014.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Expected life in years	6.3	5.9-6.0
Interest rate	1.49%-1.80%	2.01%-2.04%
Volatility	90%	60%
Dividend yield	—	—
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

15. WARRANTS
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
In connection with the closing of the loan and security agreements discussed in Note 10, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities on the Balance Sheet of approximately $28,000 and $55,000 for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $28,000 was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $55,000 were capitalized in Other assets on the Balance Sheet as part of debt issuance costs and were amortized to Interest expense. In connection with the borrowings made under the second tranche in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The initial fair value of approximately $135,000 for the warrants issued to TriplePoint in connection with the borrowings under the second tranche was deemed a discount on the debt issued by TriplePoint and is being accreted to interest expense over the term of the second tranche. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share.
As of March 31, 2015, there were 270,813 warrant shares outstanding with a weighted average exercise price of $11.56 per share. See Note 12 for a summary of the changes in the Convertible preferred stock warrant liability for the three months ended March 31, 2014.
16. NET LOSS PER SHARE
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net loss applicable to common shareholders (thousands)	$(8,860)	$(8,367)
Basic and diluted weighted average common shares outstanding	17,221,041	611,419
Basic and diluted loss per share	$(0.51)	$(13.68)

As the Company incurred a loss for the three months ended March 31, 2015 and 2014, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended March 31,
	2015	2014
Basic weighted average shares outstanding	17,221,041	611,419
Dilutive effect of unvested restricted stock	215,581	213,257
Basic weighted average shares outstanding had the Company not incurred a loss	17,436,622	824,676
Dilutive effect of Convertible Preferred Stock	—	10,494,557
Dilutive effect of stock options	125,915	369,745
Diluted weighted average shares outstanding had the Company not incurred a loss	17,562,537	11,688,978

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the three months ended March 31, 2015, the Company had four customers which each generated more than 10% of the Company’s revenues. These four customers accounted for revenues of approximately $334,000, $291,000, $256,000 and $210,000, respectively. During the three months ended March 31, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These four customers accounted for revenues of approximately $215,000, $177,000, $175,000 and $115,000, respectively.
18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and notes no events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, the words “Roka”, the “Company”, “our”, “we” and “us” refer to Roka Bioscience, Inc.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

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

•	our ability to manufacture our complex assays in accordance with precise technological specifications and in sufficient quantities, on a timely basis;

•	our ability to enhance existing products and to develop, introduce and commercialize new products;

•	our ability to protect our intellectual property rights, including the patent rights we license from Gen-Probe;

•	our ability to defend against any future claims that our Atlas Detection Assays and Atlas instrument infringe the patent rights of any third parties;

•	our ability to manage lengthy and variable sales cycles and to forecast revenue and operating expenses;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•
the factors listed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and other reports that we file with the Securities and Exchange Commission.

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
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Although we are in the early stages of commercialization and rely on a limited number of customers, our initial customers include key opinion leaders in food safety testing. Through March 31, 2015, we have placed 41 Atlas instruments pursuant to commercial agreements. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. For the three months ended March 31, 2015, we generated approximately $1.5 million in revenue which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of March 31, 2015, our accumulated deficit was $141.9 million. We expect to continue to incur operating losses over the near term as we expand our commercial operations. In order to achieve and sustain profitability, we will need to significantly increase the number of customers that are using our products.

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
In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and for the three months ended March 31, 2015, we sold one Atlas instrument.
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
Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increase usage of our Atlas Detection Assays. During the first quarter of 2015, we only placed three instruments with customers. In late 2014, we commenced an initiative to modify our Listeria assay to make it less susceptible to inadvertent sample contamination.  We expect to have our modified Listeria assay available to customers in the second half of 2015. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the modified Listeria assay.
Operating Expenses
Cost of revenue
Cost of revenue primarily consists of the cost of materials, direct labor and manufacturing overhead costs associated with the production and distribution of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Cost of revenue also includes depreciation on Atlas instruments placed with our customers under reagent rental or rental agreements, expenses related to service and maintenance of instruments, and royalties payable under a technology license agreement with Gen-Probe. We purchase our Atlas instruments from Gen-Probe pursuant to a supply agreement entered into in 2011.

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
We expect to remain focused on improving our existing Atlas Detection Assays as well as developing additional assays and instrument platforms in the near term, and we expect our research and development expenses to remain approximately at their current level during the remainder of 2015.
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
We expect our selling, general and administrative expenses to remain at approximately the current level during the remainder of 2015.
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet in the third quarter of 2014. This addition is being amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. As a result, amortization expense for these intangible assets has increased over prior periods.

Other Income (Expenses)
Change in Fair Value of Financial Instruments
We recognize changes in fair value of certain financial instruments outstanding during the reporting period. These instruments are comprised of warrants and rights to purchase our preferred stock. Upon completion of our initial public offering in July 2014, the preferred stock warrants were automatically converted into warrants to purchase common stock, and were reclassified into additional paid-in capital at that time. As a result, periods beyond the third quarter of 2014 do not have any change in fair value of certain financial instruments recognized due to these warrants.
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
We expect our interest expense to increase as we purchase additional instruments to place with customers.

Results Of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,511	$828	$683	82%
Operating Expenses
Cost of revenue	1,964	1,265	699	55%
Research and development	1,889	1,842	47	3%
Selling, general and administrative	5,113	5,048	65	1%
Amortization of intangible asset	937	42	895	2,131%
Total operating expenses	9,903	8,197	1,706	21%
Loss from operations	(8,392)	(7,369)	(1,023)	14%
Other (expense) income:
Change in fair value of financial instruments	—	(603)	603	(100)%
Interest income (expense), net	(466)	(389)	(77)	20%
Net loss	$(8,860)	$(8,367)	$(493)	6%
Revenue
Revenue increased by $683,000, to $1.5 million for the three months ended March 31, 2015, from $828,000, for the three months ended March 31, 2014, primarily as a result of increased sales of our Atlas Detection Assays and the sale of an Atlas instrument. During the three months ended March 31, 2015, we sold 160,000 Atlas Detection Assays compared to 99,000 in the three months ended March 31, 2014. The increased demand for our Atlas Detection Assays was the result of an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments.
As of March 31, 2015, we had 41 instruments placed with customers under commercial agreements, compared to 32 instruments as of March 31, 2014. For the three months ended March 31, 2015, the average revenue per instrument placed under commercial agreements was approximately $36,000, compared to $25,000 for the three months ended March 31, 2014. This increase was due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated approximately $1.1 million of revenue in the three months ended March 31, 2015, compared to $683,000 in the three months ended March 31, 2014.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $699,000, to $2.0 million for the three months ended March 31, 2015, from $1.3 million for the three months ended March 31, 2014. The increase was primarily due to higher sales volumes.
Research and Development
Research and development expense remained largely unchanged for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Consulting services increased by approximately $114,000 and supplies increased by $88,000, these increases were partially offset by a $131,000 decrease in payroll related expenses.

Selling, General and Administrative
Selling, general and administrative expense remained largely unchanged for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Consulting services increased by approximately $254,000 and payroll related expenses increased by approximately $136,000, these increases were partially offset by a $195,000 decrease in supplies and a $118,000 decrease in travel, administrative expenses and depreciation.
Amortization of intangible assets

Amortization of intangibles increased by $895,000 to $937,000 for the three months ended March 31, 2015 from $42,000 for the three months ended March 31, 2014. The increase was due to the addition to our intangible asset in July 2014 in connection with the amendment to our license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
There were no outstanding financial instruments held at fair value during the three months ended March 31, 2015 and therefore there was no change in fair value of financial instruments for the period. For the three months ended March 31, 2014, the $603,000 consisted of changes in the fair value of our outstanding Series B and Series E preferred stock warrants from the beginning of the year through March 31, 2014. Upon completion of our IPO in July 2014, these warrants were converted into warrants to purchase common stock and they were reclassified into additional paid-in capital at their fair value on that date. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we did not recognize any changes in fair value of these warrants in the three months ended March 31, 2015.
Interest Income (Expense), net
Net interest expense increased by $77,000 to $466,000 for the three months ended March 31, 2015, from net interest expense of $389,000 for the three months ended March 31, 2014. The increase was primarily due to interest expense related to the $5.0 million increase in debt in March 2014 and interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in connection with the amendment to our license agreement with Gen-Probe.

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses. We have incurred negative cash flows from operating and investment activities since our inception in 2009, and as of March 31, 2015, have an accumulated deficit of $141.9 million. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. Our business generally involves placement of Atlas instruments with our customers under reagent rental agreements. As a result, as our business expands, we expect to incur significant negative upfront cash outlays for the purchase and installation of additional Atlas instruments, to be offset by later positive operating cash flows from sales of Atlas Detection Assays and consumable supplies. At March 31, 2015, we had cash and cash equivalents of $3.2 million and marketable securities of $46.7 million.
The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(6,970)	$(4,181)
Net cash provided by investing activities	2,660	12
Net cash provided by financing activities	23	4,140
Net increase (decrease) in cash and cash equivalents	$(4,287)	$(29)

Operating Activities
Net cash used in operating activities was $7.0 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in operating activities in the three months ended March 31, 2014 included the receipt of $3.1 million related to the sale of state net operating loss carry-forwards.
Investing Activities
Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2015 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities during the three months ended March 31, 2014 was immaterial and was related to the purchase of property and equipment, net of proceeds from sale of an Atlas instrument.
Financing Activities
Net cash provided by financing activities was immaterial for the three months ended March 31, 2015 and consisted of proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2014 was $4.1 million and consisted of net proceeds of $5.0 million under our loan and security agreements, partially offset by $845,000 of issuance costs related to our IPO.
Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts to commercializing our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and our existing marketable securities. Based on our current business plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2015 will be sufficient to fund our projected operating requirements through the middle of 2016. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as increased general and administrative expenses, such as higher insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase as we purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
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
If our available cash balances and anticipated cash flow from operations are insufficient to meet our liquidity requirements, due to demand for our products in the future being lower than currently expected, or other risks described elsewhere in this report and discussed in the section “Risk Factors” of our most recent Annual Report on Form 10-K, we may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may raise additional capital to fund operating activities, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We expect to require additional capital beyond currently anticipated amounts, and additional capital may not be available on reasonable terms, or at all.

These statements regarding our future liquidity requirements are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of our most recent Annual Report on Form 10-K. We have based our estimates regarding our future liquidity requirements on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million, constituting the entirety of the first tranche. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.4% as of March 31, 2015. The loan is interest-only until June 1, 2015 and matures in 42 months. After the interest-only period, we must repay the loan in 23 consecutive monthly installments, which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. On the 24th month following the interest only period, the Company will make a lump sum payment for the remaining outstanding principal and interest due.
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
As of March 31, 2015, we had $10.0 million outstanding under our loan agreements with Comerica and TriplePoint. We may prepay the loans to Comerica and TriplePoint, in full or in part at any time, provided that no event of default has occurred and is continuing.
In connection with entering into the loan and security agreements, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings under the second tranche, the TriplePoint warrants became exercisable for an additional 156,863 shares. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As of March 31, 2015, there are 270,813 warrant shares outstanding with a weighted average exercise price of $11.56 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of shares of our Series E preferred stock.
Under the terms of the loan and security agreements with Comerica and TriplePoint and the subordination agreement between TriplePoint and Comerica, we granted Comerica a first priority security interest and granted TriplePoint a second priority security interest in substantially all of our assets, excluding our intellectual property.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,749	$1,375	$6,977	$6,397	$—
Operating lease obligations(2)	4,726	1,035	2,104	1,587	—
Purchase obligations(3)	1,072	1,072	—	—	—
Notes payable(4)	10,370	10,370	—	—	—
Total contractual obligations	$30,917	$13,852	$9,081	$7,984	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of March 31, 2015 and as disclosed in the notes to our audited financial statements included elsewhere in this Form 10-K. Such amounts are recorded at their aggregate present value of $4.0 million on the Balance Sheet as of March 31, 2015. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $7.4 million on the Balance Sheet as of March 31, 2015.

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

(4)
Such amounts include total principal repayments of $10.0 million and final payment fees of $370,000, of which approximately $4.0 million is due within one year from the Balance Sheet date and the remaining amounts are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $525,000 during the remainder of 2015.

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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, our cash and cash equivalents of $3.2 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of March 31, 2015, we had $46.7 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $46.7 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of March 31, 2015, we had $10.0 million outstanding under the loan and security agreements we entered into during November 2013, of which only $5.0 million has a variable interest rate. Considering the amounts outstanding and available under the loan and security agreements, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. If lead plaintiff decides to file an amended complaint, he will do so by June 23, 2015, and defendants will then respond to the operative complaint. The parties had previously agreed, with the court’s consent, that defendants did not need to respond to the original complaint.
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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of March 31, 2015, except for the payment of $8.0 million to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe, we have not used any of the net proceeds from the offering. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the three months ended March 31, 2015, certain of our employees elected to have shares withheld and transferred back to us in order to cover their tax burden as allowable by our equity compensation plans.
Shares of common stock so withheld and transferred back to the Company during the three months ended March 31, 2015 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
January 1-January 31	194	$4.15	—	—
February 1-February 28	635	$4.50	—	—
March 1-March 31	518	$4.47	—	—

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	May 8, 2015	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2015	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.33+
Employment Agreement dated February 4, 2015 by and between the Company and Mary Duseau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015).

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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of March 31, 2015 and December 31, 2014 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014, (c) our Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith