Form 10-Q
period 2015-06-30
Roka BioScience, Inc.
filed 2015-08-13
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 7, 2015 was 18,044,156.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2015

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014	3
b) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and June 30, 2014	4
c) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of and for the six months ended June 30, 2015 and the year ended December 31, 2014	5
d) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014	6
e) Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
SIGNATURES	35

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,750	$7,503
Short-term marketable securities	39,045	36,231
Trade accounts receivable, net of $0 allowance for doubtful accounts	776	670
Inventories	4,482	4,930
Prepaid expenses and other current assets	1,689	2,115
Total current assets	50,742	51,449
Long-term marketable securities	—	13,366
Property and equipment, net	11,049	12,186
Intangible assets, net	24,282	26,156
Goodwill	360	360
Other assets	269	262
Total assets	$86,702	$103,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495	$1,134
Short-term deferred payments	1,349	695
Notes payable, current	9,772	9,910
Accrued expenses and other current liabilities	2,249	2,125
Total current liabilities	13,865	13,864
Deferred payments	10,279	10,457
Deferred tax liabilities	49	49
Other long-term liabilities	326	334
Total liabilities	24,519	24,704
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 18,050,024 shares issued and 18,045,058 shares outstanding, respectively at June 30, 2015; 17,660,432 shares issued and 17,658,373 shares outstanding at December 31, 2014	18	18
Additional paid-in capital	213,289	212,069
Treasury stock, at cost: 4,966 shares at June 30, 2015 and 2,059 shares at December 31, 2014	(19)	(8)
Accumulated deficit	(151,105)	(133,004)
Total stockholders’ equity	62,183	79,075
Total liabilities and stockholders’ equity	$86,702	$103,779
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,466	$1,390	$2,976	2,218
Operating expenses:
Cost of revenue	1,755	1,573	3,719	2,838
Research and development	1,876	2,227	3,765	4,069
Selling, general and administrative	5,416	4,548	10,529	9,596
Amortization of intangible assets	937	42	1,874	84
Total operating expenses	9,984	8,390	19,887	16,587
Loss from operations	(8,518)	(7,000)	(16,911)	(14,369)
Other income (expense):
Change in fair value of financial instruments	—	41	—	(562)
Interest income (expense), net	(718)	(378)	(1,184)	(768)
Loss before income taxes	(9,236)	(7,337)	(18,095)	(15,699)
Income tax provision (benefit)	4	12	6	17
Net loss and comprehensive loss	$(9,240)	$(7,349)	$(18,101)	$(15,716)
Net Loss per Common Share:
Basic and diluted	$(0.54)	$(11.28)	$(1.05)	$(24.88)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	17,260,628	651,598	17,240,944	631,620
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$—	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,019	—	1,019
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	5,000,000	5		53,209	—	53,214
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	10,494,557	4	—	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	—	1,364	—	1,364
Issuance of common stock upon exercise of option in amended license agreement	—	—	865,063	1	—	9,091	—	9,092
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	(2,059)	—	(8)	—	—	(8)
Exercise of options for Common Stock	—	—	115,747	—	—	270	—	270
Net loss	—	—	—	—	—	—	(32,230)	(32,230)
Balance at December 31, 2014	—	$—	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	372,119	—	(11)	—	—	(11)
Issuance of Warrants for Common Stock						100		100
Exercise of options for Common Stock	—	—	14,566	—	—	29	—	29
Stock-based compensation expense	—	—	—	—	—	1,091	—	1,091
Net loss	—	—	—	—	—	—	(18,101)	(18,101)
Balance at June 30, 2015	—	—	18,045,058	$18	$(19)	$213,289	$(151,105)	$62,183
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(18,101)	$(15,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,058	1,328
Change in fair value of financial instruments	—	562
Loss on disposal of property and equipment	—	98
Provisions for inventory	208	81
Share-based compensation expense	1,091	524
Non-cash interest expense	851	533
Changes in operating assets and liabilities:
Accounts receivable	(249)	(349)
Inventories	240	(908)
Prepaid expenses and other assets	728	494
Accounts payable and accrued expenses	(376)	(183)
Deferred taxes	—	3,135
Other liabilities	(8)	3
Net cash used in operating activities	(12,558)	(10,398)
Cash flows from investing activities
Purchases of property and equipment	(129)	(123)
Proceeds from sale of property and equipment	71	60
Purchase of marketable securities	(7,794)	—
Proceeds from maturities of marketable securities	18,039	—
Net cash provided by investing activities	10,187	(63)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	—	(99)
Net proceeds from issuance of debt and warrants	4,950	5,000
Principal repayments	(5,350)	—
Proceeds from exercise of stock options	29	213
Restricted shares withheld for taxes	(11)	—
Proceeds from issuance of common stock, net of issuance costs	—	(1,368)
Net cash provided by financing activities	(382)	3,746
Net change in cash and cash equivalents	(2,753)	(6,715)
Cash and cash equivalents, beginning of period	7,503	32,728
Cash and cash equivalents, end of period	$4,750	$26,013
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
The Company will need to raise additional capital through the sale of equity and/or debt securities in the future. There is no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. In addition, the Company’s debt agreement contains certain clauses which allow the lenders to require repayment of the debt based on subjective factors regarding the Company’s business and performance if considered a material adverse change by the lender.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2014 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2014. The condensed Balance Sheet as of December 31, 2014 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015 (the “2014 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2014 Form 10-K.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This standard amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. This amendment is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. This amendment is to be applied on a prospective basis and upon adoption, entities must disclose the nature of and reason for the accounting change. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company does not believe this new guidance will have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. On April 29 2015, the FASB issued an exposure draft of a proposed Accounting Standards Update that would delay by one year the effective date of its new revenue recognition standard and allow early adoption as of the original public entity effective date. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of the ASU with the option to early adopt as of the original effective date and they expect to issue the final Accounting Standards Update formally amending the effective date by the end of the third quarter of 2015. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.
Adoption of New Accounting Principle

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs which is intended to simplify the accounting for and presentation of debt issuance costs. This ASU requires debt issuance costs to no longer be capitalized as an asset on the balance sheet and amortized as a deferred charge, and instead be treated as a direct deduction from the face amount of the note. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early application is permitted. The Company adopted the new guidance beginning in the interim period ended June 30, 2015 and has applied the guidance to its financial statements on a retrospective basis, wherein the balance sheet of each individual period presented has been adjusted to reflect the period-specific effects of applying the new guidance. The application of this new guidance did not have a material impact on the Company's financial statements. There were no cumulative changes to the Statement of Operations and Comprehensive Loss or the Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit); changes to the Balance Sheet as of December 31, 2014 as a result of this new accounting principle are noted below (amounts in thousands):

	As of December 31, 2014
	Adjusted	As previously reported	Change
Other assets	262	308	(46)
Total assets	103,779	103,825	(46)
Notes payable, current	9,910	9,956	(46)
Total current liabilities	13,864	13,910	(46)
Total liabilities	24,704	24,750	(46)
Total liabilities and stockholders' equity	103,779	103,825	(46)

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of June 30, 2015 was held in demand accounts with one financial institution, which potentially subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of June 30, 2015 and December 31, 2014, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
June 30, 2015
Short-term marketable securities
Debt securities	39,045	1	(26)	39,020
December 31, 2014
Short-term marketable securities
Debt securities	36,231	2	(36)	36,197
Long-term marketable securities
Debt securities	13,366	4	(32)	13,338

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of June 30,	As of December 31,
	2015	2014
Raw materials	$1,783	$1,914
Work in process	76	11
Finished goods	2,623	3,005
	$4,482	$4,930
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of June 30,	As of December 31,
	2015	2014
Atlas instruments placed with customers	$4,331	$3,875
Atlas instruments intended for placement(1)	5,572	6,204
Manufacturing equipment	2,779	2,753
Laboratory equipment	3,013	2,953
Computer and office equipment	1,475	1,469
Leasehold improvements	1,429	1,380
Software	1,142	1,142
Total property and equipment	$19,741	$19,776
Less: Accumulated depreciation	(8,692)	(7,590)

Total	$11,049	$12,186
(1) The Company does not depreciate Atlas instruments prior to being placed with customers.
Atlas instruments include instruments intended for placement with customers and instruments placed with customers under lease or reagent rental agreements. As of June 30, 2015 and December 31, 2014, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $8.4 million and $8.9 million, respectively, net of accumulated depreciation of $1.5 million and $1.2 million, respectively.
Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$582	$625	$1,184	$1,244

Estimated future lease payments to be received for Atlas instruments placed under instrument rental agreements, excluding reagent rental agreements, are $0.2 million, of which $0.1 million will be billed in 2015 and the remaining $0.1 million will be billed in 2016.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Pursuant to the terms of the license agreement amendment, the Company committed to additional future contingent payments, as described in Note 11 below. If made, such additional payments will further reduce the royalty rate the Company pays to Gen-Probe, and will be recorded as additions to the Company's intangible technology asset upon payment and amortized over the estimated remaining life of the technology asset.

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	June 30, 2015	December 31, 2014
Intangible asset, gross	28,259	28,259
Accumulated amortization	(3,977)	(2,103)
Intangible asset, net	24,282	26,156

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of June 30,	As of December 31,
	2015	2014
Employee related	$1,593	$1,116
Professional services	200	235
Other	456	774
Total accrued expenses and other current liabilities	$2,249	$2,125

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	As of June 30,	As of December 31,
	2015	2014
Current
Deferred payments, gross	$1,703	$1,079
Imputed interest	(354)	(384)
Deferred payments, net	$1,349	$695
Long-term
Deferred payments, gross	$3,046	$3,683
Imputed interest	(298)	(464)
Deferred payments, net	$2,748	$3,219
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In the three and six months ended June 30, 2015, the Company recorded approximately $0.1 million and $0.2 million, respectively, and in the three and six months ended June 30, 2014, the Company recorded approximately $0.1 million and $0.2 million, respectively as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
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

10. NOTES PAYABLE

In November 2013, the Company entered into two loan and security agreements. One agreement was entered into with Comerica Bank (“Comerica”) and another agreement was entered into with TriplePoint Capital LLC (“TriplePoint”). Upon closing of the two agreements, the Company borrowed $5.0 million under the loan and security agreement with Comerica (the “Comerica Loan”). In March 2014, the Company borrowed $5.0 million under the loan and security agreement with TriplePoint (the “TriplePoint Loan”).
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%. As of June 30, 2015, and since inception, the rate was 6.4%.
At the Company’s option, if the Company has at least $30.0 million in cash and marketable securities as of December 31, 2015, the Company can extend the interest-only period through March 31, 2016. If such interest-only election is made, the interest rate will increase by 0.25%. Additionally, the Company will then make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 22-month amortization schedule.
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of June 30, 2015 and during the period since the Company entered

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
In connection with the closing of the loan and security agreements in November 2013, the Company issued warrants to Comerica and TriplePoint, see Note 15 for further details. In connection with the Comerica Amendment, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original warrant granted to Comerica under the Comerica Loan from $14.08 per share to $2.87 per share. The value of the new warrant and the incremental value due to the amendment of the original Comerica warrant were recorded as a reduction to Notes payable with a corresponding offset to Additional paid-in capital.
As of June 30, 2015, in connection with the Comerica Loan and the Amendment, the Company recorded a liability for the note of $9.8 million, net of expenses paid to Comerica, the value of the warrants issued to Comerica and the incremental value due to the amendment of the original Comerica warrant at the time of the repricing. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to Interest expense.
In connection with the repayment of the TriplePoint Loan, the Company recorded approximately $0.2 million of Interest expense as the difference between the amount recorded in the Company's financial records and the amount paid.
As of June 30, 2015, the entire balance of $9.8 million has been classified as Notes payable, current on the Balance Sheet, although only $2.0 million is due within one year. The remaining $7.8 million has also been classified as Notes payable, current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company has not entered into any new operating leases or amended any operating leases during the six months ended June 30, 2015.

Commitments

During the six months ended June 30, 2015, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

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
Legal Matters
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as set forth below, the Company is not currently involved in any legal proceedings, nor are any claims pending against the Company.

A putative securities class action originally captioned Ding v. Roka Bioscience, Inc., Case No. 3:14-cv-8020, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on December 24, 2014, on behalf of a putative class of persons and entities who had purchased or otherwise acquired securities pursuant or traceable to the Registration Statement for the Company’s IPO. The original putative class period ran from July 17 through November 6, 2014.  The original complaint asserted claims under the Securities Act of 1933 and contended that the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

IPO Registration Statement was false and misleading, or omitted allegedly material information, in connection with the Company’s statements about its placement of Atlas instruments and its expectations of future growth and increased market share, and the Company’s alleged failure to disclose “known trends and uncertainties about the Company’s sales.”  The alleged misrepresentations and omissions purportedly came to light when the Company issued its third-quarter 2014 earnings release on November 6, 2014.

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants are currently scheduled to respond to the amended complaint by August 25, 2015.
The Company believes that the claims in the securities class action are without merit and intends to defend the litigation vigorously, and the Company expects to incur costs associated with defending the securities class action. The Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company will be successful in its defense of the securities class action, and there is no assurance that the insurance coverage will be sufficient or that the insurance carriers will cover all claims or litigation costs. At this early stage of the litigation, the Company cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.
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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at June 30, 2015 and December 31, 2014 (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of June 30, 2015
Financial Assets:
Money market deposit accounts	$3,884	$3,884	—	—
As of December 31, 2014
Financial Assets:
Money market deposit accounts	$5,741	$5,741	—	—
Financial Assets Carried at Amortized Cost
As of June 30, 2015
Short-term marketable securities	$39,045	$12,028	26,992	—
As of December 31, 2014
Short-term marketable securities	$36,231	$10,081	26,116	—
Long-term marketable securities	$13,366	$2,001	11,337	—
A portion of the Company’s cash and cash equivalents are held in money market deposit accounts and a portion of the Company's short-term marketable securities are United States treasury bills, each of which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
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
There were no convertible preferred stock warrants outstanding during the six months ended June 30, 2015. In conjunction with the closing of the Company’s IPO, the warrants exercisable for shares of Preferred Stock were automatically converted into warrants exercisable for shares of its Common Stock, resulting in the reclassification of the related convertible preferred stock warrant liability to Additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible Preferred Stock Warrants which were outstanding during the six months ended June 30, 2014 were revalued to their fair value, using the Black-Scholes option-pricing model, at June 30, 2014 and the change in fair value is reflected in the Statement of Operations and Comprehensive Loss. The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the six months ended June 30, 2014 (amounts in thousands):

For the Six Months Ended June 30, 2014
Balance at beginning of period	$212
Increase in Series E warrant shares	135
Change in fair value of warrants(1)	795
Balance at end of period	$1,142

(1)	Amount includes $0.7 million of prior period fair value adjustments.

13. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Registration rights
Prior to the IPO, the Company had multiple classes of preferred stock for which shares were authorized, issued and outstanding. At the closing of the Company's IPO, all shares of Convertible Preferred Stock converted into 10,494,557 shares of Common Stock. The holders of these shares have demand, short-form and piggyback registration rights under the terms of an investor rights agreement between such holders and the Company which will expire upon the earlier of (i) five years after the Company's IPO and (ii) as to an holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144. Upon request of holders of at least 51% of the registerable securities, the Company is required to file a registration statement under the Securities Act covering the registration of such shares, subject to terms and conditions set forth in the agreement.

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

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$202	$65	$374	$133
Restricted stock	$386	$198	$717	$391

Under the 2014 Plan, the Company granted approximately 910,000 stock options and approximately 375,000 shares of restricted stock during the six months ended June 30, 2015, valued at approximately $2.6 million and $1.6 million, respectively. Under the 2009 Plan, the Company granted approximately 4,000 stock options valued at approximately $0.02 million and no shares of restricted stock during the six months ended June 30, 2014.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Expected life in years	5.8-6.3	5.9-6.0
Interest rate	1.06%-1.80%	2.01%-2.04%
Volatility	75% - 90%	60%
Dividend yield	—	—
The Company estimates the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected stock price volatility rates are based on average historical volatilities of the common stock of the Company and a group of public companies in similar industries. The Company has no history or expectations of paying dividends on its Common Stock and therefore uses a zero percent dividend yield in the Black-Scholes option pricing model.

15. WARRANTS
As of June 30, 2015, there were 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. See Note 12 for a summary of the changes in the Convertible preferred stock warrant liability for the six months ended June 30, 2014.
Warrants Issued prior to IPO
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
In connection with the closing of the loan and security agreements in November 2013 discussed in Note 10, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities of approximately $0.03 million and $0.06 million for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $0.03 million was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $0.06 million were capitalized in Other assets on the Balance Sheet as part of debt issuance costs and were amortized to Interest expense. In connection with the borrowings made under the TriplePoint Loan in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The related fair value of approximately $0.1 million was deemed a discount on the debt issued by TriplePoint and was accreted to interest expense over the term of the TriplePoint Loan through the early payoff in May 2015, at which time the remaining discount was charged to interest expense. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share and as a result became exercisable for 31,968 shares of Common Stock with an exercise price of $14.08.
Warrants Issued Subsequent to IPO
In connection with the Comerica Amendment in May 2015, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 10,656 shares of common stock from $14.08 per share to $2.87 per share.

16. NET LOSS PER SHARE

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. The weighted-average common shares outstanding excludes unvested restricted stock which although such shares are legally issued and outstanding, are not required to share in losses of the Company and are therefore excluded from the net loss per share calculation. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, Convertible Preferred Stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented. Prior to the IPO, the Company had two classes of common stock outstanding, and in connection with the IPO, the two classes were converted into a new class of Common Stock. The tables in this footnote are retroactively adjusted to show the results as if only the new class of Common Stock was outstanding for the entirety of each of the respective periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss applicable to common shareholders (thousands)	$(9,240)	$(7,349)	$(18,101)	$(15,716)
Basic and diluted weighted average common shares outstanding	17,260,628	651,598	17,240,944	631,620
Basic and diluted loss per share	$(0.54)	$(11.28)	$(1.05)	$(24.88)

As the Company incurred a loss for the three and six months ended June 30, 2015 and 2014, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	17,260,628	651,598	17,240,944	631,620
Dilutive effect of unvested restricted stock	—	273,480	107,791	243,369
Basic weighted average shares outstanding had the Company not incurred a loss	17,260,628	925,078	17,348,735	874,989
Dilutive effect of Convertible Preferred Stock	—	10,494,557	—	10,494,557
Dilutive effect of stock options	88,134	382,359	107,025	376,052
Diluted weighted average shares outstanding had the Company not incurred a loss	17,348,762	11,801,994	17,455,760	11,745,598

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During each of the six months ended June 30, 2015, and the six months ended June 30, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,
	2015	2014
Customer A	651	421
Customer B	572	706
Customer C	395	429
Customer D	348
Customer E		247

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
Overview
Background
We are a molecular diagnostics company initially focused on providing advanced testing solutions for the detection of foodborne pathogens. The proprietary molecular technology used in our assays enables us to offer accurate and rapid testing solutions while our fully automated Atlas instrument helps our customers reduce labor costs and minimize operator error. In late 2012, we launched our proprietary Atlas Detection Assays and Atlas instrument in the North American food safety testing market and we have worldwide rights to develop and commercialize our advanced molecular testing solutions for a wide range of other industrial applications.
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
We are initially focused on the commercialization, under the Atlas brand name, of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens. We believe that other available pathogen test methods have significant performance gaps with respect to accuracy, time to results and automation, which are areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. Our Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies.
Our commercial success is dependent upon our ability to increase sales of our Atlas Detection Assays through increased utilization of Atlas instruments with current customers and the placement of additional Atlas instruments. We are in the early stages of commercialization and rely on a limited number of customers, and as of June 30, 2015, we have placed 41 Atlas instruments. Although we generally expect that placement of additional instruments will result in higher revenue, our customer agreements do not have minimum purchase obligations for Atlas Detection Assays. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period.
We have incurred significant losses since our inception, and as of June 30, 2015, our accumulated deficit was $151.1 million. We expect to continue to incur operating losses over the near term as we continue our commercialization efforts. In order to achieve and sustain profitability, we will need to significantly increase the demand for our Atlas Detection Assays.

Financial Operations Overview
Revenue
Our revenue is derived primarily from the sale of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Our Atlas Detection Assays and our consumable supplies are designed to be used only on our Atlas instruments and our Atlas instruments will only accept our Atlas Detection Assays and our consumable supplies. This closed system model enables us to generate recurring revenue from the sale of our Atlas Detection Assays and other consumable supplies for use with each Atlas instrument we place. We mostly place our Atlas instruments with customers through reagent rental agreements, and recover the cost of providing the Atlas instruments, including services related to instrument maintenance, repairs, installation and training to our customers, in the amount charged for our Atlas Detection Assays. The reagent rental agreements are typically for a one-year initial period with automatic renewal provisions, and the agreements have no minimum purchase obligations.
Shipping and handling costs incurred by us are included in our billings to customers. Revenue is generally recognized when our Atlas Detection Assays and other consumable supplies are shipped to the customer.
In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and during the six months ended June 30, 2015, we sold one Atlas instrument.
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
Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increased usage of our Atlas Detection Assays. We placed zero and three instruments with customers during the three and six months ended June 30, 2015, respectively, compared to four and 13 during the three and six months ended June 30, 2014, respectively.
In the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay, primarily in connection with environmental testing. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that while some of our customers successfully implemented the revised sample workflow procedures, one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and sporadically experienced false positive test results due to inadvertent sample contamination, primarily in connection with environmental testing. These difficulties caused the customer to delay further implementation of the Listeria assay. In late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We presently expect to make this new assay available to customers later this year. We are currently unable to accurately forecast customer adoption of the new assay, as current and potential customers are expected to conduct thorough evaluations of the new assay. The outcome of such customer evaluations is uncertain, and we may experience only modest impact on our sales in the near term. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the new Atlas Listeria Environmental Detection Assay.
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
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institutions as well as our short-term and long-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institutions and the amount of funds held in cash accounts and marketable securities. Interest expense during the periods presented is associated with the $10.0 million of debt outstanding under the two loan and security agreements we entered into in November 2013, the repayment of the TriplePoint loan and the amendment to the Comerica loan in the three months ended June 30, 2015, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
We expect our interest expense to increase as we purchase additional instruments to place with customers. This increase may be partially offset as we begin repayment of the deferred payments related to previous purchases of instruments.

Results Of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,466	$1,390	$76	5%
Operating Expenses
Cost of revenue	1,755	1,573	182	12%
Research and development	1,876	2,227	(351)	(16)%
Selling, general and administrative	5,416	4,548	868	19%
Amortization of intangible asset	937	42	895	2,131%
Total operating expenses	9,984	8,390	1,594	19%
Loss from operations	(8,518)	(7,000)	(1,518)	22%
Other (expense) income:
Change in fair value of financial instruments	—	41	(41)	(100)%
Interest income (expense), net	(718)	(378)	(340)	90%
Net loss	$(9,240)	$(7,349)	$(1,891)	26%
Revenue
Revenue increased by $76,000, to $1.5 million for the three months ended June 30, 2015, from $1.4 million, for the three months ended June 30, 2014, primarily as a result of increased demand for our Atlas Detection Assays and the sale of an Atlas instrument. During the three months ended June 30, 2015, we sold 169,000 Atlas Detection Assays compared to 163,000 during the three months ended June 30, 2014.
As of June 30, 2015, we had 41 instruments placed with customers under commercial agreements, compared to 36 instruments as of June 30, 2014. For the three months ended June 30, 2015, the average revenue per instrument placed under commercial agreements was approximately $36,000, compared to $38,000 for the three months ended June 30, 2014. During the three months ended June 30, 2015, three customers each accounted for more than 10% of revenues and generated approximately $781,000 of revenue compared to four customers who generated $1.1 million of revenue in the three months ended June 30, 2014.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $182,000, to $1.8 million for the three months ended June 30, 2015, from $1.6 million for the three months ended June 30, 2014. The increase was primarily due to an increase in our inventory provisions of $176,000.
Research and Development
Research and development expense decreased by $351,000 to $1.9 million for the three months ended June 30, 2015, from $2.2 million for the three months ended June 30, 2014. The decrease was primarily due to lower external development services of approximately $349,000.

Selling, General and Administrative
Selling, general and administrative expense increased by $868,000, to $5.4 million for the three months ended June 30, 2015, from $4.5 million for the three months ended June 30, 2014. Payroll related expenses increased by approximately $510,000, travel and administrative expenses increased by $249,000 and consulting services increased by approximately $193,000, these increases were partially offset by a $63,000 decrease in cost of supplies.
Amortization of intangible assets

Amortization of intangibles increased by $895,000 to $937,000 for the three months ended June 30, 2015 from $42,000 for the three months ended June 30, 2014. The increase was due to the addition to our intangible asset in July 2014 in connection with the amendment to our license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
There were no financial instruments held at fair value outstanding during the three months ended June 30, 2015 and therefore there was no change in fair value of financial instruments for the period. For the three months ended June 30, 2014, we recorded $41,000 of income which was due to changes in the fair value of our Series B and Series E preferred stock warrants which were outstanding from the beginning of the year through June 30, 2014. Upon completion of our IPO in July 2014, these warrants were converted into warrants to purchase common stock and they were reclassified into additional paid-in capital at their fair value on that date. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we did not recognize any changes in fair value of these warrants in the three months ended June 30, 2015.
Interest Income (Expense), net
Net interest expense increased by $340,000 to $718,000 for the three months ended June 30, 2015, from net interest expense of $378,000 for the three months ended June 30, 2014. The increase was primarily due to $213,000 recognized upon the early repayment of the TriplePoint loan in May 2015 and interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in connection with the amendment to our license agreement with Gen-Probe.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$2,976	$2,218	$758	34%
Operating Expenses
Cost of revenue	3,719	2,838	881	31%
Research and development	3,765	4,069	(304)	(7)%
Selling, general and administrative	10,529	9,596	933	10%
Amortization of intangible asset	1,874	84	1,790	2,131%
Total operating expenses	19,887	16,587	3,300	20%
Loss from operations	(16,911)	(14,369)	(2,542)	18%
Other (expense) income:
Change in fair value of financial instruments	—	(562)	562	(100)%
Interest income (expense), net	(1,184)	(768)	(416)	54%
Net loss	$(18,101)	$(15,716)	$(2,385)	15%
Revenue
Revenue increased by $758,000, to $3.0 million for the six months ended June 30, 2015, from $2.2 million, for the six months ended June 30, 2014, primarily as a result of increased demand for our Atlas Detection Assays and the sale of one Atlas instrument. During the six months ended June 30, 2015, we sold 329,000 Atlas Detection Assays compared to 262,000 in the six months ended June 30, 2014.
As of June 30, 2015, we had 41 instruments placed with customers under commercial agreements, compared to 36 instruments as of June 30, 2014. For the six months ended June 30, 2015, the average revenue per instrument placed under commercial agreements was approximately $73,000, compared to $61,000 for the six months ended June 30, 2014. This increase was due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated approximately $2.0 million of revenue in the six months ended June 30, 2015, compared to $1.8 million in the six months ended June 30, 2014.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $881,000, to $3.7 million for the six months ended June 30, 2015, from $2.8 million for the six months ended June 30, 2014. The increase was primarily due to higher sales volumes and an increase in inventory provisions of $127,000.
Research and Development
Research and development expense decreased by $304,000, to $3.8 million for the six months ended June 30, 2015, from $4.1 million for the six months ended June 30, 2014. External development services decreased by approximately $235,000 and payroll related expenses decreased by approximately $116,000, partially offset by a $131,000 increase in supplies.

Selling, General and Administrative
Selling, general and administrative expense increased by $933,000, to $10.5 million for the six months ended June 30, 2015, from $9.6 million for the six months ended June 30, 2014. Payroll related expenses increased by approximately $646,000, consulting services increased by approximately $447,000 and administrative expenses increased by approximately $195,000. These increases were partially offset by a $258,000 decrease in supplies and a $94,000 decrease in travel and depreciation.
Amortization of intangible assets
Amortization of intangibles increased by $1.8 million to $1.9 million for the six months ended June 30, 2015 from $84,000 for the six months ended June 30, 2014. The increase was due to the addition to our intangible asset in July 2014 in connection with the amendment to our license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
There were no financial instruments held at fair value outstanding during the six months ended June 30, 2015 and therefore there was no change in fair value of financial instruments for the period. For the six months ended June 30, 2014, we recorded $562,000 of income which was due to changes in the fair value of our Series B and Series E preferred stock warrants which were outstanding from the beginning of the year through June 30, 2014. Upon completion of our IPO in July 2014, these warrants were converted into warrants to purchase common stock and they were reclassified into additional paid-in capital at their fair value on that date. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we did not recognize any changes in fair value of these warrants in the six months ended June 30, 2015.
Interest Income (Expense), net
Net interest expense increased by $416,000 to $1.2 million for the six months ended June 30, 2015, from net interest expense of $768,000 for the six months ended June 30, 2014. The increase was primarily due to $213,000 recognized upon the early repayment of the TriplePoint loan in May 2015 and the $5.0 million increase in debt in March 2014 and interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in connection with the amendment to our license agreement with Gen-Probe.

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses. We have incurred negative cash flows from operating and investment activities since our inception in 2009, and as of June 30, 2015, we have an accumulated deficit of $151.1 million.

Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. Our business generally involves placement of Atlas instruments with our customers under reagent rental agreements. As a result, as our business expands, we expect to incur significant negative upfront cash outlays for the purchase and installation of additional Atlas instruments, to be offset by later positive operating cash flows from sales of Atlas Detection Assays and consumable supplies. At June 30, 2015, we had cash and cash equivalents of $4.8 million and marketable securities of $39.0 million.
The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(12,558)	$(10,398)
Net cash provided by investing activities	10,187	(63)
Net cash provided by (used in) financing activities	(382)	3,746
Net decrease in cash and cash equivalents	$(2,753)	$(6,715)

Operating Activities
Net cash used in operating activities was $12.6 million and $10.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash used in operating activities was primarily due to the receipt in 2014 of approximately $3.1 million in proceeds from sale of net operating losses under the State of New Jersey’s Technology Business Tax Certificate Program, which reduced the cash used in operating activities in the six months ended June 30, 2014.
Investing Activities
Net cash provided by investing activities was $10.2 million for the six months ended June 30, 2015 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities during the six months ended June 30, 2014 was immaterial and was related to the purchase of property and equipment, net of proceeds from sale of an Atlas instrument.
Financing Activities
Net cash used in financing activities was $382,000 for the six months ended June 30, 2015 and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with TriplePoint Capital of $5.4 million partially offset by proceeds under the amendment of our loan and security agreement with Comerica of $5.0 million. Net cash provided by financing activities for the six months ended June 30, 2014 was $3.7 million and consisted of net proceeds of $5.0 million under our loan and security agreements, partially offset by approximately $1.4 million of issuance costs related to our IPO.
Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts to commercializing our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and our existing marketable securities. Based on our current business plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2015 will be sufficient to fund our projected operating requirements at least through the next twelve months. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. As we place additional instruments and demand for our Atlas Detection Assays increases, we expect that our capital requirements will also increase as we purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
Our present and future funding requirements will depend on many factors, including our revenue growth and ability to generate cash flows from operating activities; the level of our sales and marketing and research and development activities; the effect of competing technological and market developments; the cost of and potential delays in product development; any change in regulatory oversight applicable to our products; and our ability to comply with the provisions of our debt agreement with Comerica.

We will need additional financing to fund our long-term liquidity needs.  We may seek such financing by selling common or preferred equity or convertible debt securities, entering into an additional credit facility or another form of third-party funding, or seeking other debt financing. Such additional capital may not be available to us on reasonable terms or at all.  In addition, we may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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
Term Loan and Security Agreements
In November 2013, we entered into loan and security agreements with each of Comerica Bank, or Comerica, and with TriplePoint Capital LLC, or TriplePoint.
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.4% as of June 30, 2015.
Pursuant to the terms of our loan agreement with TriplePoint, we borrowed $5.0 million in March 2014. The borrowings under the TriplePoint loan accrued interest at the Prime Rate plus 6.25%, but not less than 9.5% and were repayable over 36 months from the borrowing date with an interest-only period of 12 months, and equal monthly installments of principal and interest over the remaining term of the loan after the interest only period.
In May 2015, we paid off the remaining amounts due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $350,000 final payment fee and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million, extended the interest-only period from June 1, 2015 until December 31, 2015 and extended the overall term by 12 months. Beginning January 1, 2016, we will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains unchanged.
At our option, if we have at least $30 million in cash and marketable securities as of December 31, 2015, we may extend the interest only period through March 31, 2016. If such interest-only election is made, the interest rate will increase by 0.25%. Additionally, we will then make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 22-month amortization schedule.
Pursuant to the Comerica Amendment we are required to maintain at least $5,000,000 of unrestricted cash and/or marketable securities with Comerica at all times. As of June 30, 2015 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of June 30, 2015, we had $10.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
In connection with entering into the loan and security agreements in November 2013, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings in March 2014, the TriplePoint warrants became exercisable for an additional 156,863 shares. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share.
In connection with the Comerica Amendment in May 2015, we issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 10,656 shares of common stock from $14.08 per share to $2.87 per share.
As of June 30, 2015, there are 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Contractual Obligations and Commitments
For the six months ended June 30, 2015, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2014. The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,749	$1,703	$7,273	$5,773	$—
Operating lease obligations(2)	5,096	1,046	2,661	1,389	—
Purchase obligations(3)	656	656	—	—	—
Notes payable(4)	10,040	10,040	—	—	—
Total contractual obligations	$30,541	$13,445	$9,934	$7,162	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of June 30, 2015 and as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $4.1 million on the Balance Sheet as of June 30, 2015. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $7.5 million on the Balance Sheet as of June 30, 2015.

(2)	Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Warren, NJ, our laboratory in Warren, NJ and our facility in San Diego, CA.

(3)
Our purchase obligations represent the total cost of instruments and supplies which we are committed to purchase from Gen-Probe as well as additional obligations due under other agreements entered into in the normal course of business. In accordance with the supply agreement with Gen-Probe, our purchases of Atlas instruments are defined in rolling quarterly forecasts, and these forecasts become binding commitments for approximately nine months of Atlas instrument purchases at any given time. Our obligation to purchase supplies from Gen-Probe is defined in an annual purchase order submitted in the third quarter of each year.

(4)
Such amounts include total principal repayments of $10.0 million and final payment fees of $40,000, of which approximately $2.0 million is due within one year from the Balance Sheet date and the remaining amounts are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $320,000 during the remainder of 2015.

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

As of June 30, 2015, our cash and cash equivalents of $4.8 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of June 30, 2015, we had $39.0 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $39.0 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of June 30, 2015, we had $10.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We may periodically become subject to legal proceedings and claims arising in connection with our business. Except as set forth below, we are not currently involved in any legal proceedings, nor are any claims pending against us.

A putative securities class action originally captioned Ding v. Roka Bioscience, Inc., Case No. 3:14-cv-8020, was filed against Roka and certain of its officers and directors in the United States District Court for the District of New Jersey on December 24, 2014, on behalf of a putative class of persons and entities who had purchased or otherwise acquired Roka securities pursuant or traceable to the Registration Statement for the Company’s initial public offering (the “IPO”). The original putative class period ran from July 17 through November 6, 2014.  The original complaint asserted claims under the Securities Act of 1933 and contended that the IPO Registration Statement was false and misleading, or omitted allegedly material information, in connection with the Company’s statements about its placement of Atlas instruments and its expectations of future growth and increased market share, and the Company’s alleged failure to disclose “known trends and uncertainties about the Company’s sales.”  The alleged misrepresentations and omissions purportedly came to light when Roka issued its third-quarter 2014 earnings release on November 6, 2014.

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with the Listeria assays apparently arising from the customers’ employees’ inability to follow our Listeria assay workflow.  The amended complaint further alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015.  Defendants are currently scheduled to respond to the amended complaint by August 25, 2015.

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

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of June 30, 2015, we have used $10.7 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $2.7 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the three months ended June 30, 2015, certain of our employees elected to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
Shares of common stock so withheld and transferred back to the Company during the three months ended June 30, 2015 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
April 1-April 30	554	$3.55	—	—
May 1-May 30	555	$2.91	—	—
June 1-June 30	451	$2.52	—	—

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	August 13, 2015	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2015	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

4.1+
First Amendment to Stock Purchase Warrant, dated as of November 21, 2013, issued to Comerica Bank (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).

4.2+
Stock Purchase Warrant, dated as of May 29, 2015, issued to Comerica Bank (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).

10.1+
First Amendment dated May 29, 2015 to Loan and Security Agreement by and between Roka Bioscience, Inc. and Comerica Bank, dated as of November 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).

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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of June 30, 2015 and December 31, 2014 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2015 and 2014, (c) our Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith