Form 10-Q
period 2015-09-30
Roka BioScience, Inc.
filed 2015-11-12
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 9, 2015 was 18,069,968.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2015

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014	3
b) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and September 30, 2014	4
c) Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014	5
d) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014	6
e) Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
SIGNATURES	35

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,949	$7,503
Short-term marketable securities	30,946	36,231
Trade accounts receivable, net of $0 allowance for doubtful accounts	681	670
Inventories	4,366	4,930
Prepaid expenses and other current assets	1,975	2,115
Total current assets	44,917	51,449
Long-term marketable securities	—	13,366
Property and equipment, net	10,524	12,186
Intangible assets, net	23,345	26,156
Goodwill	360	360
Other assets	264	262
Total assets	$79,410	$103,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$413	$1,134
Short-term deferred payments	1,660	695
Notes payable, current	9,811	9,910
Accrued expenses and other current liabilities	2,723	2,125
Total current liabilities	14,607	13,864
Deferred payments	10,187	10,457
Deferred tax liabilities	49	49
Other long-term liabilities	321	334
Total liabilities	25,164	24,704
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 18,077,197 shares issued and 18,070,878 shares outstanding, respectively at September 30, 2015; 17,660,432 shares issued and 17,658,373 shares outstanding at December 31, 2014	18	18
Additional paid-in capital	213,846	212,069
Treasury stock, at cost: 6,319 shares at September 30, 2015 and 2,059 shares at December 31, 2014	(22)	(8)
Accumulated deficit	(159,596)	(133,004)
Total stockholders’ equity	54,246	79,075
Total liabilities and stockholders’ equity	$79,410	$103,779
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,508	$1,483	$4,484	3,701
Operating expenses:
Cost of revenue	1,672	2,578	5,391	5,416
Research and development	2,058	1,922	5,823	5,991
Selling, general and administrative	4,924	4,618	15,453	14,214
Amortization of intangible assets	937	738	2,811	822
Total operating expenses	9,591	9,856	29,478	26,443
Loss from operations	(8,083)	(8,373)	(24,994)	(22,742)
Other income (expense):
Change in fair value of financial instruments	—	(223)	—	(785)
Interest income (expense), net	(404)	(476)	(1,588)	(1,244)
Loss before income taxes	(8,487)	(9,072)	(26,582)	(24,771)
Income tax provision (benefit)	4	11	10	28
Net loss and comprehensive loss	$(8,491)	$(9,083)	$(26,592)	$(24,799)
Net Loss per Common Share:
Basic and diluted	$(0.49)	$(0.64)	$(1.54)	$(4.78)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	17,303,490	14,153,715	17,262,033	5,188,516
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$—	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,019	—	1,019
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	5,000,000	5		53,209	—	53,214
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	10,494,557	4	—	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	—	1,364	—	1,364
Issuance of common stock upon exercise of option in amended license agreement	—	—	865,063	1	—	9,091	—	9,092
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	(2,059)	—	(8)	—	—	(8)
Exercise of options for Common Stock	—	—	115,747	—	—	270	—	270
Net loss	—	—	—	—	—	—	(32,230)	(32,230)
Balance at December 31, 2014	—	$—	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	370,766	—	(14)	—	—	(14)
Issuance of Warrants for Common Stock						100		100
Exercise of options for Common Stock	—	—	41,739	—	—	77	—	77
Stock-based compensation expense	—	—	—	—	—	1,600	—	1,600
Net loss	—	—	—	—	—	—	(26,592)	(26,592)
Balance at September 30, 2015	—	—	18,070,878	$18	$(22)	$213,846	$(159,596)	$54,246
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(26,592)	$(24,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,543	2,690
Change in fair value of financial instruments	—	785
Loss on disposal of property and equipment	—	98
Provisions for inventory	374	991
Share-based compensation expense	1,600	765
Non-cash interest expense	1,138	800
Changes in operating assets and liabilities:
Accounts receivable	(154)	(549)
Inventories	189	(2,005)
Prepaid expenses and other assets	607	492
Accounts payable and accrued expenses	—	(397)
Deferred taxes	—	3,135
Other liabilities	(12)	(2)
Net cash used in operating activities	(18,307)	(17,996)
Cash flows from investing activities
Purchases of property and equipment	(165)	(199)
Proceeds from sale of property and equipment	71	60
Purchase of marketable securities	(9,856)	—
Proceeds from maturities of marketable securities	28,040	—
Payment pursuant to amended license agreement and option exercise	—	(10,500)
Net cash provided by (used in) investing activities	18,090	(10,639)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	—	(99)
Net proceeds from issuance of debt and warrants	4,950	5,000
Principal repayments	(5,350)	—
Proceeds from exercise of stock options	77	270
Restricted shares withheld for taxes	(14)	—
Proceeds from issuance of common stock, net of issuance costs	—	53,585
Net cash provided by financing activities	(337)	58,756
Net change in cash and cash equivalents	(554)	30,121
Cash and cash equivalents, beginning of period	7,503	32,728
Cash and cash equivalents, end of period	$6,949	$62,849
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
On July 22, 2014, the Company completed an initial public offering ("IPO") in which it sold 5,000,000 shares of common stock at $12.00 per share, before underwriting discounts. The Company received $53.2 million of net proceeds from the offering after deducting underwriting discounts, commissions and offering expenses. In connection with the closing of the IPO, all shares of the Company’s Class A common stock (“Common A”) and Class B common stock (“Common B”) were converted into a new class of common stock ("Common Stock") on a 1:1 basis and all shares of Series B Convertible Preferred Stock (“Series B”), Series C Convertible Preferred Stock (“Series C”), Series D Convertible Preferred Stock (“Series D”) and Series E Convertible Preferred Stock (“Series E”), collectively referred to as “Convertible Preferred Stock”, were converted into Common Stock at their respective conversion ratios.
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

Concentration of Suppliers

The Company relies on single source suppliers, including Gen-Probe, for certain components and materials used in its products, including its Atlas Detection Assays. Since the Company’s contracts with these suppliers, including Gen-Probe, do not commit the suppliers to carry inventory or to make available any minimum quantities, the Company may be unable to obtain adequate supplies in a timely manner or on commercially reasonable terms.  If the Company loses such suppliers, or its suppliers encounter financial hardships, the Company may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to a new supplier could be time consuming, may be expensive, may result in an interruption in the Company’s operations and could affect the performance specifications of the Company’s products. If the Company should encounter delays or difficulties in securing the quality and quantity of materials required for its products, the Company’s ability to manufacture its products would be interrupted which could adversely affect sales.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015 (the “2014 Form 10-K”). Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2014 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2014. The condensed Balance Sheet as of December 31, 2014 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2014 Form 10-K. However, in order to further clarify the Company's policy with respect to impairment of long-lived assets, below please find a description of such policy.
Impairment of Long-Lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property, plant and equipment. The Company evaluates its finite-lived intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If the Company’s estimated undiscounted future cash flows are below the asset group’s carrying value, the Company may recognize an impairment charge measured by its fair value.
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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This standard amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. This standard is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. This standard is to be applied on a prospective basis and upon adoption, entities must disclose the nature of and reason for the accounting change. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company has evaluated this new guidance and determined it will not have an impact on the Company's financial statements.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company does not believe this new guidance will have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. This ASU defers the effective date of Update 2014-09 for all entities by one year, requiring the guidance in ASU 2014-09 to be applied for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Additionally, this ASU permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.
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

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of September 30, 2015 was held in demand accounts with one financial institution, which subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2015 and December 31, 2014, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2015
Short-term marketable securities
Debt securities	30,946	3	(13)	30,936
December 31, 2014
Short-term marketable securities
Debt securities	36,231	2	(36)	36,197
Long-term marketable securities
Debt securities	13,366	4	(32)	13,338

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of September 30,	As of December 31,
	2015	2014
Raw materials	$1,744	$1,914
Work in process	—	11
Finished goods	2,622	3,005
	$4,366	$4,930
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of September 30,	As of December 31,
	2015	2014
Atlas instruments placed with customers	$4,589	$3,875
Atlas instruments intended for placement(1)	5,314	6,204
Manufacturing equipment	2,779	2,753
Laboratory equipment	3,026	2,953
Computer and office equipment	1,480	1,469
Leasehold improvements	1,435	1,380
Software	1,142	1,142
Total property and equipment	$19,765	$19,776
Less: Accumulated depreciation	(9,241)	(7,590)

Total	$10,524	$12,186
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of September 30, 2015 and December 31, 2014, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $8.2 million and $8.9 million, respectively, net of accumulated depreciation of $1.7 million and $1.2 million, respectively.

Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$548	$623	$1,732	$1,867

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

The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to the Company's intangible technology asset in Intangible assets on the Balance Sheet and will be amortized on a straight-line basis through December 31, 2021, the end of the estimated remaining life of the technology asset. See Note 9 for further details on the additional required future cash payments described above.

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

The Company assesses its intangible and other long-lived assets for impairment whenever events or other changes in circumstances suggest that the carrying value of an asset group may not be recoverable based on its undiscounted future cash flows. If the Company’s estimated undiscounted future cash flows are below the asset group’s carrying value, the Company may recognize an impairment charge measured by its fair value.

During the third quarter of 2015, the Company prepared revised projections for revenue and expenses, which indicated continued cash flow losses for the Company, and as a result, the Company determined a triggering event had occurred. The Company completed an assessment of the asset group including the intangible asset for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections and an appropriate terminal value. Based on the impairment assessment, the Company determined that the asset group including the intangible asset was not impaired.

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	September 30, 2015	December 31, 2014
Intangible asset, gross	28,259	28,259
Accumulated amortization	(4,914)	(2,103)
Intangible asset, net	23,345	26,156

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	As of September 30,	As of December 31,
	2015	2014
Employee related	$2,016	$1,116
Professional services	296	235
Other	411	774
Total accrued expenses and other current liabilities	$2,723	$2,125

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

	As of September 30,	As of December 31,
	2015	2014
Current
Deferred payments, gross	$1,990	$1,079
Imputed interest	(330)	(384)
Deferred payments, net	$1,660	$695
Long-term
Deferred payments, gross	$2,729	$3,683
Imputed interest	(226)	(464)
Deferred payments, net	$2,503	$3,219
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In the three and nine months ended September 30, 2015, the Company recorded approximately $0.1 million and $0.3 million, respectively, and in the three and nine months ended September 30, 2014, the Company recorded approximately $0.1 million and $0.3 million, respectively as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

of the two agreements, the Company borrowed $5.0 million under the loan and security agreement with Comerica (the “Comerica Loan”). In March 2014, the Company borrowed $5.0 million under the loan and security agreement with TriplePoint (the “TriplePoint Loan”).
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of September 30, 2015, and since inception, the rate was 6.4%.
If the Company has at least $30.0 million in cash and marketable securities as of December 31, 2015, the Company has the option to extend the interest-only period through March 31, 2016. If such interest-only election is made, the interest rate will increase by 0.25%. Additionally, the Company will then make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 22-month amortization schedule.
In connection with the Comerica Loan and the Comerica Amendment, the Company recorded a liability for the note of $9.8 million, net of expenses paid to Comerica, the value of the warrants issued to Comerica and the incremental value due to the amendment of the original Comerica warrant at the time of the repricing. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to Interest expense.
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of September 30, 2015 and during the period since the Company entered into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
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
As of September 30, 2015, the entire balance of $9.8 million has been classified as Notes payable, current on the Balance Sheet, although only $3.0 million is due within one year. The remaining $6.8 million has also been classified as Notes payable, current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company has not entered into any new operating leases or amended any existing operating leases during the nine months ended September 30, 2015.

Commitments

During the nine months ended September 30, 2015, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties have agreed to attempt to resolve the case through mediation in December 2015.

The Company believes that the claims in the securities class action are without merit and, if the mediation is unsuccessful, the Company intends to defend the litigation vigorously, and expects to incur costs associated with defending the securities class action. The Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company will be successful in its defense of the securities class action, and there is no assurance that the insurance coverage will be sufficient or that the insurance carriers will cover all claims or litigation costs. At this early stage of the litigation, the Company cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on its financial statements.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

or, in the case of the deferred payments and notes payable, because the interest rates the Company believes it could obtain for similar borrowings is similar to its existing interest rates.  The carrying amount of the Company's marketable securities is the amortized cost basis based upon their held-to-maturity classification.
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at September 30, 2015 and December 31, 2014 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of September 30, 2015
Financial Assets:
Money market deposit accounts	$4,547	$4,547	—	—
As of December 31, 2014
Financial Assets:
Money market deposit accounts	$5,741	$5,741	—	—
Financial Assets Carried at Amortized Cost
As of September 30, 2015
Short-term marketable securities	$30,946	$5,004	25,932	—
As of December 31, 2014
Short-term marketable securities	$36,231	$10,081	26,116	—
Long-term marketable securities	$13,366	$2,001	11,337	—
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
There were no convertible preferred stock warrants outstanding during the nine months ended September 30, 2015. In conjunction with the closing of the Company’s IPO, the warrants exercisable for shares of Preferred Stock were automatically converted into warrants exercisable for shares of its Common Stock, resulting in the reclassification of the related convertible preferred stock warrant liability to Additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible Preferred Stock Warrants which were outstanding during the nine months ended September 30, 2014 were revalued to their fair value, using the Black-Scholes option-pricing model, at September 30, 2014 and the change in fair value is reflected in the Statement of Operations and Comprehensive Loss. The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the nine months ended September 30, 2014 (amounts in thousands):

For the Nine Months Ended September 30, 2014
Balance at beginning of period	$212
Increase in Series E warrant shares	135
Change in fair value of warrants(1)	1,017
Reclassification to equity(2)	$(1,364)
Balance at end of period	$—

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)	Amount includes $0.7 million of prior period fair value adjustments.

(2)	The warrants were re-measured to fair value and reclassified to additional paid-in capital upon the completion of the Company's initial public offering.

13. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Registration rights
Prior to the IPO, the Company had multiple classes of preferred stock for which shares were authorized, issued and outstanding. At the closing of the Company's IPO, all shares of Convertible Preferred Stock converted into 10,494,557 shares of Common Stock. The holders of these shares have demand, short-form and piggyback registration rights under the terms of an investor rights agreement between such holders and the Company which will expire upon the earlier of (i) five years after the Company's IPO and (ii) as to a holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144. Upon request of holders of at least 51% of the registrable securities, the Company is required to file a registration statement under the Securities Act covering the registration of such shares, subject to terms and conditions set forth in the agreement.

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

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$209	$41	$584	$174
Restricted stock	$300	$200	$1,016	$591

Under the 2014 Plan, the Company granted approximately 940,000 stock options and approximately 375,000 shares of restricted stock during the nine months ended September 30, 2015, valued at approximately $2.7 million and $1.6 million,

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

respectively. Under the 2009 Plan, the Company granted approximately 4,000 stock options valued at approximately $0.02 million and no shares of restricted stock during the nine months ended September 30, 2014.
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

	For the Nine Months Ended September 30,
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

15. WARRANTS
As of September 30, 2015, there were 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. See Note 12 for a summary of the changes in the Convertible preferred stock warrant liability for the nine months ended September 30, 2014.
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
Warrants Issued Subsequent to IPO
In connection with the Comerica Amendment on May 29, 2015, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

warrant granted to Comerica to purchase up to an aggregate of 10,656 shares of common stock from $14.08 per share to $2.87 per share.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss applicable to common shareholders (thousands)	$(8,491)	$(9,083)	$(26,592)	$(24,799)
Basic and diluted weighted average common shares outstanding	17,303,490	14,153,715	17,262,033	5,188,516
Basic and diluted loss per share	$(0.49)	$(0.64)	$(1.54)	$(4.78)

As the Company incurred a loss for the three and nine months ended September 30, 2015 and 2014, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	17,303,490	14,153,715	17,262,033	5,188,516
Dilutive effect of unvested restricted stock	—	301,846	71,860	262,861
Basic weighted average shares outstanding had the Company not incurred a loss	17,303,490	14,455,561	17,333,893	5,451,377
Dilutive effect of Convertible Preferred Stock	—	1,939,212	—	7,642,775
Dilutive effect of warrants	—	208	—	69
Dilutive effect of stock options	78,284	339,272	97,444	363,792
Diluted weighted average shares outstanding had the Company not incurred a loss	17,381,774	16,734,253	17,431,337	13,458,013

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During each of the nine months ended September 30, 2015, and the nine months ended September 30, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Customer A	1,040	648
Customer B	889	1,086
Customer C	623	631
Customer D	463	411

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

•	our ability to manufacture our complex assays in accordance with precise technological specifications and in sufficient quantities, on a timely basis;

•	our ability to enhance existing products and to develop, introduce and commercialize new products;

•	our ability to protect our intellectual property rights, including the patent rights we license from Gen-Probe;

•	our ability to defend against any future claims that our Atlas Detection Assays and Atlas instrument infringe the patent rights of any third parties;

•	our ability to manage lengthy and variable sales cycles and to forecast revenue and operating expenses;

•	our ability to defend against the securities class action lawsuit, the resolution of which in a manner adverse to us could have an adverse effect on our financial condition and business;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	anticipated trends and challenges in our business and the markets in which we operate; and

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
Our commercial success is dependent upon our ability to increase sales of our Atlas Detection Assays through increased utilization of Atlas instruments with current customers and the placement of additional Atlas instruments. We are in the early stages of commercialization and rely on a limited number of customers, and as of September 30, 2015, we have placed 39 Atlas instruments. Although we generally expect that placement of additional instruments will result in higher revenue, our customer agreements do not have minimum purchase obligations for Atlas Detection Assays. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period.
We have incurred significant losses since our inception, and as of September 30, 2015, our accumulated deficit was $159.6 million. We expect to continue to incur operating losses over the near term as we continue our commercialization efforts. In order to achieve and sustain profitability, we will need to significantly increase the demand for our Atlas Detection Assays.

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
In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and during the nine months ended September 30, 2015, we sold one Atlas instrument.
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

In the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay, primarily in connection with environmental testing. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that while some of our customers successfully implemented the revised sample workflow procedures, one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and sporadically experienced false positive test results due to inadvertent sample contamination, primarily in connection with environmental testing. These difficulties caused the customer to delay further implementation of the Listeria assay. In late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We presently expect to make this new assay available to customers in the fourth quarter of 2015. We are currently unable to accurately forecast customer adoption of the new assay, as current and potential customers are expected to conduct thorough evaluations of the new assay. The outcome of such customer evaluations is uncertain, and we may experience only modest impact on our sales in the near term. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the new Atlas Listeria Environmental Detection Assay.
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
We expect our cost of revenue to increase as we place additional Atlas instruments and manufacture and sell an increasing number of our Atlas Detection Assays and consumable supplies. We believe cost of revenue as a percentage of revenue will decrease in future periods to the extent our manufacturing and sales volumes of Atlas Detection Assays increase.
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
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet in the third quarter of 2014. This addition is being amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. As a result, amortization expense for these intangible assets has increased over prior periods. We assess our intangible and other long-lived assets for impairment whenever events or other changes in circumstances suggest that the carrying value of an asset group may not be recoverable based on its undiscounted future cash flows. For example, if our commercialization efforts are not successful, or if commercialization progress takes longer than anticipated, we may recognize a non-cash impairment charge with respect to the asset group including our intangible asset and other long-lived assets in future periods.
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
We expect our interest expense to remain at approximately the current level for the remainder of 2015.

Results Of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,508	$1,483	$25	2%
Operating Expenses
Cost of revenue	1,672	2,578	(906)	(35)%
Research and development	2,058	1,922	136	7%
Selling, general and administrative	4,924	4,618	306	7%
Amortization of intangible asset	937	738	199	27%
Total operating expenses	9,591	9,856	(265)	(3)%
Loss from operations	(8,083)	(8,373)	290	(3)%
Other (expense) income:
Change in fair value of financial instruments	—	(223)	223	(100)%
Interest income (expense), net	(404)	(476)	72	(15)%
Net loss	$(8,491)	$(9,083)	$592	(7)%
Revenue
Revenue increased slightly for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, we sold 183,000 Atlas Detection Assays compared to 152,000 during the three months ended September 30, 2014.
As of September 30, 2015, we had 39 instruments placed with customers under commercial agreements, compared to 36 instruments as of September 30, 2014. For the three months ended September 30, 2015, the average revenue per instrument placed under commercial agreements was approximately $39,000, compared to $38,000 for the three months ended September 30, 2014. During the three months ended September 30, 2015, four customers each accounted for more than 10% of revenues and generated approximately $1.1 million of revenue compared to four customers who generated $1.0 million of revenue in the three months ended September 30, 2014.
Operating Expenses
Cost of Revenue
Cost of revenue decreased by $0.9 million, to $1.7 million for the three months ended September 30, 2015, from $2.6 million for the three months ended September 30, 2014. The decrease was primarily due to inventory provisions in the three months ended September 30, 2015 which were lower than the inventory provisions in the three months ended September 30, 2014 by $0.7 million.
Research and Development
Research and development expense increased by $0.2 million to $2.1 million for the three months ended September 30, 2015, from $1.9 million for the three months ended September 30, 2014. The increase was primarily due to an increased use of supplies totaling approximately $0.3 million, which was partially offset by a decrease in external development services of approximately $0.1 million.

Selling, General and Administrative
Selling, general and administrative expense increased by $0.3 million, to $4.9 million for the three months ended September 30, 2015, from $4.6 million for the three months ended September 30, 2014. Payroll related expenses increased by approximately $0.3 million and consulting services increased by approximately $0.3 million, these increases were partially offset by a decrease in promotional expenses of approximately $0.2 million and a $0.1 million decrease in travel and depreciation.
Amortization of intangible assets

Amortization of intangibles increased by $0.2 million to $0.9 million for the three months ended September 30, 2015 from $0.7 million for the three months ended September 30, 2014. The increase was due to the addition to our intangible asset in July 2014 in connection with the amendment to our license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
For the three months ended September 30, 2014, we recorded $0.2 million of income which was due to changes in the fair value of our Series B and Series E preferred stock warrants which were outstanding from the beginning of the year through June 30, 2014. Upon completion of our IPO in July 2014, these warrants were converted into warrants to purchase common stock and they were reclassified into additional paid-in capital at their fair value on that date. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we did not recognize any changes in fair value of these warrants in the three months ended September 30, 2015.
Interest Income (Expense), net
Net interest expense decreased by $0.1 million to $0.4 million for the three months ended September 30, 2015, from net interest expense of $0.5 million for the three months ended September 30, 2014. The decrease was primarily due to higher interest expense on the TriplePoint loan in 2014 which was replaced by the amendment to the Comerica Loan in 2015.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$4,484	$3,701	$783	21%
Operating Expenses
Cost of revenue	5,391	5,416	(25)	—%
Research and development	5,823	5,991	(168)	(3)%
Selling, general and administrative	15,453	14,214	1,239	9%
Amortization of intangible asset	2,811	822	1,989	242%
Total operating expenses	29,478	26,443	3,035	11%
Loss from operations	(24,994)	(22,742)	(2,252)	10%
Other (expense) income:
Change in fair value of financial instruments	—	(785)	785	(100)%
Interest income (expense), net	(1,588)	(1,244)	(344)	28%
Net loss	$(26,592)	$(24,799)	$(1,793)	7%
Revenue
Revenue increased by $0.8 million, to $4.5 million for the nine months ended September 30, 2015, from $3.7 million, for the nine months ended September 30, 2014, primarily as a result of increased demand for our Atlas Detection Assays and the sale of one Atlas instrument. During the nine months ended September 30, 2015, we sold 512,000 Atlas Detection Assays compared to 414,000 in the nine months ended September 30, 2014.
As of September 30, 2015, we had 39 instruments placed with customers under commercial agreements, compared to 36 instruments as of September 30, 2014. For the nine months ended September 30, 2015, the average revenue per instrument placed under commercial agreements was approximately $115,000, compared to $99,000 for the nine months ended September 30, 2014. This increase was due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated approximately $3.0 million of revenue in the nine months ended September 30, 2015, compared to $2.8 million in the nine months ended September 30, 2014.
Operating Expenses

Cost of Revenue
Cost of revenue decreased slightly for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease was primarily due inventory provisions in the nine months ended September 30, 2015 being lower than the inventory provisions in the nine months ended September 30, 2014 by approximately $0.6 million, which was partially offset by higher sales volumes.
Research and Development
Research and development expense decreased by $0.2 million, to $5.8 million for the nine months ended September 30, 2015, from $6.0 million for the nine months ended September 30, 2014. External development services decreased by approximately $0.4 million, depreciation decreased by approximately $0.1 million and payroll related expenses decreased by approximately $0.1 million, these decreases were partially offset by a $0.4 million increase in supplies.

Selling, General and Administrative
Selling, general and administrative expense increased by $1.3 million, to $15.5 million for the nine months ended September 30, 2015, from $14.2 million for the nine months ended September 30, 2014. Payroll related expenses increased by approximately $1.0 million, consulting services increased by approximately $0.8 million and administrative expenses increased by approximately $0.2 million. These increases were partially offset by a $0.3 million decrease in promotional expenses, a $0.3 million decrease in supplies and a $0.2 million decrease in travel and depreciation.
Amortization of intangible assets
Amortization of intangibles increased by $2.0 million to $2.8 million for the nine months ended September 30, 2015 from $0.8 million for the nine months ended September 30, 2014. The increase was due to the addition to our intangible asset in July 2014 in connection with the amendment to our license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
For the nine months ended September 30, 2014, we recorded $0.8 million of income which was due to changes in the fair value of our Series B and Series E preferred stock warrants which were outstanding from the beginning of the year through June 30, 2014. Upon completion of our IPO in July 2014, these warrants were converted into warrants to purchase common stock and they were reclassified into additional paid-in capital at their fair value on that date. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we did not recognize any changes in fair value of these warrants in the nine months ended September 30, 2015.
Interest Income (Expense), net
Net interest expense increased by $0.4 million to $1.6 million for the nine months ended September 30, 2015, from net interest expense of $1.2 million for the nine months ended September 30, 2014. The increase was primarily due to $0.2 million recognized upon the early repayment of the TriplePoint loan in May 2015 and the $5.0 million increase in debt in March 2014 and interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in connection with the amendment to our license agreement with Gen-Probe.

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses.

In October 2015, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to a dollar amount of $100 million. The shelf registration went effective on October 7, 2015. No securities have been sold by us from this shelf registration. On October 30, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of its common stock, par value $0.001 per share up to an aggregate offering price of $6,750,000. We will pay Cantor Fitzgerald a commission of 3.0%

of the aggregate gross proceeds from each sale of shares and have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. As of November 11, 2015, we had not sold any shares of common stock under the Sales Agreement.
We have incurred negative cash flows from operating and investment activities since our inception in 2009, and as of September 30, 2015, we have an accumulated deficit of $159.6 million. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. Our business generally involves placement of Atlas instruments with our customers under reagent rental agreements. As a result, as our business expands, we expect to incur significant negative upfront cash outlays for the purchase and installation of additional Atlas instruments, to be offset by later positive operating cash flows from sales of Atlas Detection Assays and consumable supplies. At September 30, 2015, we had cash and cash equivalents of $6.9 million and marketable securities of $30.9 million.
The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(18,307)	$(17,996)
Net cash provided by (used in) investing activities	18,090	(10,639)
Net cash provided by (used in) financing activities	(337)	58,756
Net decrease in cash and cash equivalents	$(554)	$30,121

Operating Activities
Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2015 and resulted from $26.6 million net loss, partially offset by $7.7 million in non-cash items, principally depreciation and amortization, share-based compensation expense and non-cash interest expense, and $0.6 million net changes in operating assets and liabilities.  Net cash used in operating activities was $18.0 million for the nine months ended September 30, 2014 and resulted from $24.8 million net loss, partially offset by $6.1 million in non-cash items, principally depreciation and amortization, change in fair value of financial instruments, provisions for inventory, share-based compensation expense and non-cash interest expense, and $0.7 million net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $18.1 million for the nine months ended September 30, 2015 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash used in investing activities during the nine months ended September 30, 2014 was primarily the result of $10.5 million in payments to Gen-Probe for payments due under the license amendment.
Financing Activities
Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2015 and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with TriplePoint Capital of $5.4 million, partially offset by proceeds under the amendment of our loan and security agreement with Comerica of $5.0 million. Net cash provided by financing activities for the nine months ended September 30, 2014 was $58.8 million and consisted of proceeds from our initial public offering of $53.6 million, which excludes offering expenses of $0.4 million paid in 2013, borrowings under our loan and security agreements of $5.0 million and $0.3 million of proceeds from the exercise of stock options.
Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts to commercializing our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, our existing marketable securities and sales of our common stock, if any, pursuant to our sales agreement with Cantor Fitzgerald. Based on our current business plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2015 will be sufficient to fund our projected operating requirements at least through the middle of 2016. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. As we place additional instruments and demand for our Atlas Detection Assays increases, we expect that our capital requirements will also increase as we purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
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
In addition to the proceeds from sales of our common stock, if any, pursuant to the sales agreement with Cantor Fitzgerald, we will need additional financing to fund our long-term liquidity needs.  We may seek such financing by selling common or preferred equity or convertible debt securities, entering into an additional credit facility or another form of third-party funding, or seeking other debt financing. Such additional capital may not be available to us on reasonable terms or at all.  In addition, we may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 6.4% as of September 30, 2015.
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
Pursuant to the Comerica Amendment we are required to maintain at least $5,000,000 of unrestricted cash and/or marketable securities with Comerica at all times. As of September 30, 2015 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.

As of September 30, 2015, we had $10.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
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
As of September 30, 2015, there are 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Contractual Obligations and Commitments
For the nine months ended September 30, 2015, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2014. The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,719	$1,990	$7,729	$5,000	$—
Operating lease obligations(2)	3,935	1,057	2,018	860	—
Purchase obligations(3)	261	261	—	—	—
Notes payable(4)	10,040	10,040	—	—	—
Total contractual obligations	$28,955	$13,348	$9,747	$5,860	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of September 30, 2015 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $4.1 million on the Balance Sheet as of September 30, 2015. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $7.7 million on the Balance Sheet as of September 30, 2015.

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

(4)
Such amounts include total principal repayments of $10.0 million and final payment fees of $0.04 million, of which approximately $3.0 million is due within one year from the Balance Sheet date. The remaining amounts are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance.

Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $0.2 million during the remainder of 2015.

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

As of September 30, 2015, our cash and cash equivalents of $6.9 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of September 30, 2015, we had $30.9 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $39.0 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of September 30, 2015, we had $10.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

Pursuant to the Private Securities Litigation Reform Act of 1995, two applicants filed motions on February 23, 2015 for appointment as lead plaintiff.  On March 23, 2015, the applicant with the smaller loss agreed not to oppose the application for lead plaintiff filed by the applicant with the larger loss. The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with the Listeria assays apparently arising from the customers’ employees’ inability to follow our Listeria assay workflow.  The amended complaint further alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015.  Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties have agreed to attempt to resolve the case through mediation in December 2015.

We believe that the claims in the securities class action are without merit and, if the mediation is unsuccessful, we intend to defend the litigation vigorously, and expect to incur costs associated with defending the securities class action. We have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we will be successful in our defense of the securities class action, and there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims or litigation costs. At this early stage of the litigation, we cannot accurately predict the ultimate outcome of this matter. Due to the inherent uncertainties of litigation, we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of September 30, 2015, we have used $16.6 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $8.6 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the three months ended September 30, 2015, certain of our employees elected to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
Shares of common stock so withheld and transferred back to the Company during the three months ended September 30, 2015 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
July 1-July 31	451	$2.62	—	—
August 1-August 31	451	$2.89	—	—
September 1-September 31	451	$2.73	—	—

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	November 11, 2015	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 11, 2015	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1+
Controlled Equity OfferingSM Sales Agreement, dated October 30, 2015, by and between Roka Bioscience, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015).

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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of September 30, 2015 and December 31, 2014 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2015 and 2014, (c) our Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith