Form 10-K
period 2015-12-31
Roka BioScience, Inc.
filed 2016-03-09
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The NASDAQ Stock Market LLC on June 30, 2015, was $19,268,954.

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of March 2, 2016 was 17,859,201.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

ROKA BIOSCIENCE, INC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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

•	our ability to manufacture our complex assays in accordance with precise technological specifications and in sufficient quantities, on a timely basis;

•	our ability to enhance existing products and to develop, introduce and commercialize new products;

•	our ability to protect our intellectual property rights, including the patent rights we license from Gen-Probe;

•	our ability to defend against any future claims that our Atlas Detection Assays and Atlas instrument infringe the patent rights of any third parties;

•	our ability to manage lengthy and variable sales cycles and to forecast revenue and operating expenses;

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	our ability to secure financing necessary to continue our operations; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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
Our company was founded in 2009 through the acquisition of the industrial application market assets of Gen-Probe Incorporated, which was subsequently acquired by Hologic, Inc. (herein referred to as "Gen-Probe"). The acquisition included a worldwide license for Gen-Probe’s molecular assay technologies in the industrial testing field, access to certain instrument platforms as well as certain key development personnel. Following the acquisition, we entered into supply agreements with Gen-Probe pursuant to which we purchase from Gen-Probe our Atlas instruments, certain proprietary disposable components and certain proprietary reagents and universal reagents that we use to manufacture our Atlas Detection Assays, which assays also contain our proprietary compositions and methods. Gen-Probe is recognized as a global leader in the development of innovative assay technology and instrument platforms and Gen-Probe’s assay technology and instrument platforms are supported by an extensive portfolio of issued patents. Our advanced molecular assays and automated instruments are derived from this Gen-Probe technology, which Gen-Probe has validated for use in the highly regulated clinical diagnostics and blood screening markets.

We are focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. The detection of foodborne pathogens has historically been accomplished using:

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

The Food Safety Industry

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
In addition to increasing regulation in the United States, governments around the world are taking action to address food safety concerns. For example, the European Union established the European Food Safety Authority in 2002 following a series of foodborne pathogen outbreaks in the late 1990s, as a keystone of European Union risk assessment approach to food safety. Similarly, the People’s Republic of China established the State Food and Drug Administration of China in 2003, as part of China’s efforts to improve food safety, and passed The PRC Food Safety Law in 2009 to further strengthen the government’s supervisory powers, unify food safety standards and increase liabilities for non-compliance by food processors after a 2008 contaminated milk powder incident, which resulted in the reported deaths of six babies and the sickness of 300,000 babies.

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

Limitations of Competing Pathogen Testing Methods

Complexities and Challenges of Pathogen Testing

The presence of a single pathogenic bacterial cell may be sufficient to cause foodborne disease in a person consuming or handling contaminated food. Current pathogen testing standards require the detection of a single pathogenic bacterial cell in a food sample ranging in size from 25 to 375 grams, a challenge sometimes compared to finding a needle in a haystack. Food samples must therefore be incubated in culture media until the pathogen has grown to levels that can be detected by the specific testing method, a process known as sample enrichment. Sample enrichment is the first step in current methods used to detect pathogens in food. Sample enrichment is time-consuming, labor-intensive and generally a limiting factor in the time to results. The length of time required for the sample enrichment process, as well as the need for multiple enrichment processes, primarily depend upon the growth rate of the pathogen, the sample type and the sensitivity and specificity of the foodborne pathogen testing method.

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

Susceptibility to Inaccurate Test Results of Current Pathogen Testing Methods

In 2012, the American Proficiency Institute, one of the largest proficiency testing providers for the proficiency testing needs of hospital laboratories, physician offices, clinics, and point-of care testing sites, reported a 9.7% overall incidence of false negative or false positive test results on standard pathogen proficiency panels, which highlights the challenge of obtaining accurate test results for the presence of foodborne pathogens. A false positive test result indicates that a pathogen is present in the food sample when the pathogen is not present in the food sample. A false negative test result indicates that a pathogen is not present in the food sample, when the pathogen is present in the food sample. The microbiological analysis of food is made difficult by the complexity and wide variety of food sample types, the heterogeneous distribution of low levels of pathogens, the need to detect and discriminate closely related species and the technical limitations of current pathogen testing methods.

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

Our Atlas Detection Assay Menu

Our current menu of Atlas Detection Assays includes tests for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes, all of which have been certified by the AOAC Research Institute, an independent, third-party, non-government administrator of conformity assessment programs, across a wide variety of sample types, sample sizes, enrichment media and dilution factors.

Our Atlas Detection Assays do not require government approval for commercialization in the United States. However, based on our experience, most food processors and testing laboratories require validation by an independent third party prior to adopting a new testing method. In the United States and many international markets, food processors and third-party testing laboratories generally require testing methods to be certified by the AOAC Research Institute as a Performance Tested Method, or AOAC PTM, which demonstrates that the method meets the manufacturers’ performance claims. Methods are validated against a reference standard, such as the FDA’s Bacteriological Analytical Manual, or BAM, the USDA-FSIS’s Microbiology Laboratory Guidebook, or MLG, or other international standards such as the International Organization for Standardization, or ISO. To obtain AOAC certification, a company typically performs internal and external studies to validate that its methods perform according to documented claims. Then, a company submits its validation data to the AOAC for peer review. If the peer reviewers concur with the recommendation to approve, the Research Institute then grants AOAC Performance Tested Method certification for that method. The certification process often takes six to nine months, but this timeframe can vary greatly for a variety of reasons, including the complexity of the method validation, whether the tested method works the first time and the availability and scheduling of lab resources and peer reviewers. We have obtained AOAC PTM certifications for a wide variety of sample types, sample sizes, enrichment media and dilution factors for our Atlas Detection Assays. In addition, we have performed numerous method comparison and verification studies to confirm the performance of our assays in customer specific food matrices.

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

Our Commercialization Strategy

We intend to drive adoption of our Atlas solution for foodborne pathogen testing by executing on our commercialization strategy. Our customers are food processors, third-party contract testing laboratories and government regulatory authorities. Based on our experience, our customers require that testing methods be validated by an independent third party, such as the AOAC Research Institute, prior to adopting a new testing method. As a result, we seek AOAC certification of our products in order to enhance their marketability. The AOAC Research Institute is an independent, third-

party, non-government administrator of conformity assessment programs including the AOAC PTM, which is a method certification program. To obtain AOAC certification, we complete studies demonstrating the accuracy, reliability, and robustness of our Atlas Detection Assays and submit studies to the AOAC for peer review. In addition, the complexities of testing for foodborne pathogens typically necessitate a lengthy and in-depth product evaluation period by prospective customers. Based on our experience to date, our sales cycle, which we calculate as the time from initial contact with a prospective customer to routine commercial utilization of Atlas Detection Assays, can often be 12 months or longer. We believe our Atlas Detection Assays represent a significant advancement in foodborne pathogen testing, which we expect will create an attractive revenue stream due to the competitive strengths of our pathogen testing solution and the high costs associated with switching from our Atlas instrument to a competitive rapid test method.

We have a direct sales team in the United States, which is currently composed of strategic account managers, technical sales specialists and field applications specialists. Our sales efforts are reinforced by our customer support organization, which assists customers with internal comparative methods and verification studies for our Atlas Detection Assays, supports the installation and maintenance of the Atlas instrument and provides technical proficiency training for operators of the Atlas instrument. Collectively, our sales and customer service teams have significant experience in the food industry and working with food processors and third-party contract laboratories on food safety testing solutions.

Our sales team and customer service organization have experience executing our commercial strategies, which include:

Target high-volume throughput laboratories that are currently using molecular test methods.

Our sales team is initially targeting high-volume throughput laboratories that are typically performing 75 to 150 molecular tests per instrument per day. We estimate that there are approximately 700 third-party contract testing laboratories in North America and that approximately half of pathogen testing is conducted by third-party contract testing laboratories with the balance performed at food processor laboratories. We are initially focusing on high-volume molecular laboratories because of the critical importance of accuracy, time to results and automation for this group of customers. We believe our Atlas solution delivers improved performance against these critical customer needs compared to current PCR-based methods. In addition, a focus on high-volume testing laboratories allows for efficient customer reach, call frequency and sales force productivity.

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

We collaborate with food safety thought leaders to support the evaluation and adoption of Atlas Detection Assays. For instance, Mérieux NutriSciences Corporation and Marshfield Food Safety, LLC, which are leading contract testing labs, and General Mills, a well-known food processor, have installed Atlas instruments as part of their ongoing commitment to find the best possible solutions to food safety testing challenges. We are also working with the FDA and USDA to drive adoption by these regulatory agencies of Atlas Detection Assays for use in routine regulatory testing of samples collected by FDA and USDA field-based inspectors. In late 2013, the FDA purchased an Atlas instrument in order to validate our Atlas Detection Assays for Salmonella and Listeria for use in the FDA’s routine regulatory testing and we placed an instrument with the USDA under a non-commercial arrangement, pursuant to which the USDA has no financial obligation to us during the evaluation period and we retain ownership of the instrument, to allow the USDA to validate our Atlas instrument and Atlas Detection Assays for use in the USDA’s routine regulatory testing. Additionally, the instrument installed with the USDA is being used by the USDA Agricultural Research Service to support our ongoing research collaborations on Shiga toxin-producing E. coli. We believe that validation or use of a commercial food safety testing system by a government regulatory agency would contribute significantly to market acceptance and adoption for use by the food industry.

Due to the early stage nature of our commercial operations and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2015 and December 31, 2014, each of Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Mérieux NutriSciences Corporation, accounted for 10% or more of our total revenue.

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

Develop additional Atlas Detection Assays for Foodborne Pathogens

Our current menu of Atlas Detection Assays includes molecular tests for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E.coli and Listeria monocytogenes. We are actively working on next generation versions of our molecular tests, which we believe will provide improved performance. For example, in late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We made this new assay available to customers in the fourth quarter of 2015.

Low-volume Molecular Instrument

We are exploring the development of a molecular diagnostic instrument designed to address the needs of lower-volume throughput customers. We believe there is an attractive market opportunity in low-volume throughput laboratories. This instrument is being developed in collaboration with an external development partner with expertise in system design. We believe such an instrument will allow us to extend the benefits of accuracy, ease of use and time to results performance to low-volume throughput customers. A low-volume throughput instrument may have applications in other industrial markets such as personal care products, veterinary, environmental and other applications with low-volume throughput requirements.

Chemical Contaminant Tests

The customer base that we serve with our pathogen detection products has other food safety testing needs, including the detection of chemical contaminants. We are exploring opportunities to develop or acquire technologies and products to address adjacent and complementary segments of the food safety testing market. We intend to leverage our development expertise, commercial infrastructure, relationships with our customers and knowledge of the regulatory environment applicable to our customers to deliver innovative technological solutions to our customers for these broader testing needs in food safety testing. The chemical contaminants testing segment of the food safety market includes tests for food allergens, antibiotic residues, and mycotoxins, or chemicals produced by fungi and molds that contaminate a variety of agricultural commodities. In the long term, we aim to develop innovative diagnostic products for the detection of chemical contaminants that deliver improved performance with respect to accuracy, quantitation, multiplexing, ease of use and cost-effectiveness versus currently commercialized methods. To that end, we have begun preliminary research and development activities with respect to developing assays for the detection of allergens and mycotoxins and are exploring opportunities to develop or acquire related technology platforms.

Operations and Quality Systems

We operated in one reportable business segment, food safety, and derived nearly all of our revenues from the United States during the years ended December 31, 2015, 2014 and 2013, respectively.

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

We manufacture and assemble our proprietary assay kits, assay calibrators, universal fluids, and transport tubes and ancillary reagents in our approximately 45,000 square foot, ISO-certified facility in San Diego, California. We have people and equipment to formulate reagents, perform quality control testing, automated bottle filling and labeling, large scale lyophilization and kit assembly under ISO-9001 quality guidelines. Our raw materials, including many of the universal fluids, are commercially available from a large number of vendors. We purchase Atlas universal reagents and Atlas ancillary disposables from Gen-Probe, which are re-labeled with Roka specific labels. We believe we have equipment and facilities in place to meet our current and future manufacturing and research and development needs.

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

Quality Systems

All Roka products are subject to strict internal quality controls to ensure consistent performance at customer sites. We are certified under ISO-9001 quality standards. We have developed a comprehensive quality system based on FDA in-vitro diagnostic product development and Good Manufacturing Practice, or GMP, standards. These regulations carefully control the design, manufacture, testing and release of diagnostics products as well as raw material receipt and control. We utilize electronic documentation integrated with our enterprise resource planning system to track manufacturing activities, product development and customer support. We also have controlled methods for the consistent manufacturing of our Atlas Detection Assays and reagents at our facilities. All key outsourcing partners are ISO-certified to help assure a continual supply of high quality components. We monitor our quality through a variety of indicators, including performance indicators, internal and external audits, customer inquiries and complaints. Product inquiries or quality concerns are trended and subject to risk assessment, root cause analysis and corrective action plans which are reviewed on a periodic basis.

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

In addition, we are seeking to obtain patent protection for certain compositions and methods of using or related to the technology used in our products, as well as other inventions that are important to our business. We do not currently own any issued patents. Our patent portfolio includes pending U.S. provisional and non-provisional applications, strategically focused corresponding international applications filed via the Patent Cooperation Treaty, or PCT, and foreign national applications. As of the date of this report, we have filed five PCT applications relating to detection probes and detection methodology. U.S. national applications based on four of these PCT applications, and foreign national applications based on two of these PCT applications, have been filed. We will be filing U.S. and foreign national or regional counterpart applications based on the remaining PCT applications, where we deem commercially appropriate, beginning in April 2017. We believe our portfolio of patent applications will protect aspects of our business in the United States and in foreign jurisdictions in which we elect to pursue and are successful in obtaining patent rights.

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

We also seek trademark protection in the United States and in foreign jurisdictions where available and when appropriate. The “Roka Bioscience” trademark and our corporate logo are registered in applicable trademark agencies in the United States, European Community, Canada, Japan and China. The “Atlas” trademark and the Atlas logo are registered in applicable trademark agencies in the European Community and the United States.

Collaborations and Licenses

License Agreement from Gen-Probe

In September 2009 we entered into a license agreement with Gen-Probe. Under the terms of this license agreement, Gen-Probe granted us a worldwide, royalty-bearing license under Gen-Probe’s molecular diagnostic technology patent portfolio and know-how (including technology, trade secrets, inventions, methods, designs, materials, and data) for use in instruments for the following industrial testing applications: food manufacturing, water testing, biopharmaceutical manufacturing, environmental, veterinary, bioterrorism and infection control. The definitions in the agreement for each of the industrial testing applications include limited exclusions, including the exclusion of any right by us to test samples from humans or animals for the purpose of clinical diagnostics, including as part of clinical trials, and also excludes testing of human blood, tissue, plasma or other blood products intended for direct transfusion or other administration to humans or animals, or screening of any human organs, tissues or other biological materials. In addition, we granted Gen-Probe an exclusive license to technology and intellectual property developed by us, for use outside the field of industrial applications. The license also grants us the right to develop, manufacture, use, distribute, promote, sell, import and export nucleic acid tests and other consumables using the Gen-Probe technology for these industrial testing applications on molecular diagnostic instruments, including the Gen-Probe fully automated Panther instrument system that we commercialize as the Atlas System. The license is exclusive with respect to these industrial testing applications, except for the following rights retained by Gen-Probe: (i) rights granted by Gen-Probe under six agreements existing as of the effective date of the license, which do not affect our ability to manufacture and commercialize our products but do not prevent such parties from competing with us, (ii) Gen-Probe’s right to continue to commercialize five specific assay products in existence as of the date the license was executed, only one of which, an assay for Listeria monocytogenes, has application to the food safety market, and (iii) the Company’s rights as to infection control applications, which are non-exclusive except with respect to certain patents that are relevant to a portable detection instrument design (called “CUDA”), which Gen-Probe licensed to us, but which is not part of our Atlas solution. Although the license agreement has certain limited exceptions to its exclusivity, we believe that these exceptions are limited in nature and do not enable these third parties to use any of the high throughput automation technology specific to our Atlas solution, or permit Gen-Probe to compete with us in the food safety market. The license became nonexclusive with respect to veterinary applications and bioterrorism applications in September 2015. Our rights to Gen-Probe’s patents and know-how under this license agreement also includes patents and know-how that Gen-Probe develops or otherwise acquires control of during the term of the license agreement that are necessary, used in or useful for our development of new products and technology for these industrial testing applications. Pursuant to the Gen-Probe license agreement, we are obligated to make royalty payments to Gen-Probe based on net sales of products that incorporate the licensed Gen-Probe technology. Currently we pay Gen-Probe a royalty of 8% on net sales of our Atlas Detection Assays. As discussed below, we may reduce the royalty rate by 4% based upon potential future milestone payment fees. Our obligation to make royalty payments under this agreement is on a country-by-country basis in each country in which the applicable product is manufactured or sold, and expires upon the later of (i) the expiration, revocation or rejection of the last of the patents covering the technology that we use in our products in that country, or (ii) 10 years after the first sale of products in such country. The patents currently covered by the license agreement expire from time to time; we currently expect the last relevant U.S. patent to expire in 2030. We have analyzed Gen-Probe patents that are material to our business and do not believe that the Gen-Probe patents that expire in the next five years will cumulatively have a material impact on our ability to protect ourselves from copying by our competitors.

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

In June 2014, we entered into an amendment to our license agreement with Gen-Probe which granted us a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million in cash. We exercised the option simultaneously with the closing of our initial public offering in July 2014 and made the following considerations to Gen-Probe: (i) we issued 865,063 shares of our common stock to Gen-Probe, and (ii) using a portion of the net proceeds from our initial public offering, we made a cash payment of $8.0 million to Gen-Probe. Additional future payments required based upon the terms of the option exercise include: (i) on January 1, 2018, we must make a cash payment of $5.0 million and (ii) on January 1, 2020, we must make a cash payment of $5.0 million. Upon exercise of the option, our royalty rate was reduced from 12% to 8%. In addition, if we achieve certain revenue milestones, we will pay additional milestone fees of up to $6.0 million and the royalty rate will be further reduced. We may elect to accelerate the royalty rate reduction by paying the additional milestone fees in advance of achieving the applicable revenue milestone. Upon making the additional payments under the certain revenue milestones, the royalty rate we pay to Gen-Probe for sales of our Atlas Detection Assays, will be reduced to 4%.

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

The Food Safety Modernization Act

Signed into law in January, 2011, the Food Safety Modernization Act, or FSMA, represents the first major overhaul of food safety legislation in the United States in more than 70 years. The FDA, pursuant to the FSMA, will be promulgating and finalizing the FSMA, implementing regulations through 2016, including the final rules related to the foreign supplier verification program, accreditation of third-party auditors and produce safety standards, which were issued in November 2015. The FSMA has the following components:

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

Employees

As of December 31, 2015, we employed 90 full-time employees, including 31 employees engaged in sales, marketing and commercial operations, 19 employees engaged in research and development functions, 22 employees engaged in manufacturing and 18 employees engaged in general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Research and Development Expenses
Research and development expense decreased by $0.2 million to $7.7 million for the year ended December 31, 2015, from $7.9 million for the year ended December 31, 2014. The decrease was primarily due to a decrease of $0.4 million in payroll and benefits expenses due to a decrease in headcount and a decrease in depreciation of $0.2 million, partially offset by an increase in supplies used of $0.3 million.

Research and development expense increased by $0.3 million to $7.9 million for the year ended December 31, 2014, from $7.6 million for the year ended December 31, 2013. The increase was primarily due to an increase in outside services of

$0.6 million primarily related to the development of a low volume diagnostic instrument, partially offset by a decrease of $0.1 million in payroll and benefits expenses due to a decrease in headcount and a decrease in depreciation of $0.1 million.

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
Currently, we rely solely on the commercialization of our Atlas Detection Assays and Atlas instrument to generate revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products. We achieved our first commercial sales in late 2012 and have experienced limited revenue and customer adoption to date. In addition, demand for our Atlas products may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. For example, we only increased our instrument placements during 2015 by three compared to 15 placements in 2014, and our revenue during each quarter of 2015 remained at approximately $1.5 million. We are currently not profitable. Even if we succeed in increasing adoption of our Atlas solution by the food safety testing market, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability which could have a material adverse effect on our financial condition. In addition, our inability to achieve or sustain profitability could result in future write-offs of intangible assets or goodwill if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations.
The loss or significant reduction in business with key customers could have a material adverse effect on our revenue, results of operations and business.
We have a limited number of customers and have derived a significant portion of our revenue from a subset of these customers. For the year ended December 31, 2015, our top four customers, Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Mérieux NutriSciences Corporation, accounted for an aggregate of 69% of our total revenue. Each of these customers accounted for more than 10% of our total revenue for the period. We do not have any long term contracts and our customer contracts are terminable at will by either party. The complete loss of, or significant reduction in business from these key customers or any significant future customers could have a material adverse effect on our revenue, results of operations and business.
We are in the early stages of commercialization and our Atlas Detection Assays and Atlas instrument may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized in the food safety testing market as accurate, rapid and cost-effective. Most of our potential customers currently use molecular or immunochemical testing methods and may be reluctant to change those methods to a new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our Atlas solution is an attractive alternative to existing molecular and immunochemical testing systems. We will need to demonstrate that our products provide accurate, time saving and cost-effective alternatives to existing testing methods. Compared to most competing technologies, our molecular technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our solution, potential customers are required to devote significant time and effort to testing and validating our Atlas Detection Assays and Atlas instrument. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate laboratory practices to ensure accurate results due to the highly sensitive nature of our assays. For example, although customers successfully implemented our Listeria assay without experiencing false positives, particularly when sufficient resources were allocated to training personnel and good laboratory practices and our recommended processes were appropriately implemented, in the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and consequently sporadically experienced false positive test results due to inadvertent sample contamination. These difficulties caused the customer to delay further implementation of the Listeria assay until the customer’s challenges with the Listeria assay were resolved. We also believe that these challenges caused some other existing and potential customers to either slow down or postpone adoption of our Atlas solution. As a result, in late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We made this new assay available to customers in the fourth quarter of 2015.  There is no assurance that the new Listeria assay will successfully address the issues with false positives that were experienced, or that it will be a product that current or prospective customers will purchase from us in material amounts.  Any failure of our Atlas solution to meet benchmarks or expectations of potential or existing customers could result in an inability to obtain new business or the loss of current business.

Many factors influence the perception of a system, including its use by leaders in the industry, such as major food processors, third-party food safety testing laboratories, government agencies and thought leaders. If we are unable to continue to move major food processors, third-party food safety testing laboratories and thought leaders in the food safety testing market to adopt our Atlas solution, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.
Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
The sales cycle for our Atlas solution is lengthy and unpredictable, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. Most of our potential customers currently use molecular or immunochemical testing methods and we need to persuade potential customers to change their testing methods and adopt our Atlas solution. These customers may be reluctant to change those methods to a new testing method or may delay any decisions to change their testing methods. Potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our Atlas solution, including providing demonstrations and validation on the food types that they test. Even then, customers may decide to continue to evaluate our Atlas solution and delay any decision to change their testing methods. Furthermore, even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our Atlas solution can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our Atlas Detection Assays, has varied considerably and can often be 12 months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock. For example, we only increased our instrument placements during 2015 by three compared to 15 placements in 2014, and our revenue during each quarter of 2015 remained at approximately $1.5 million.
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
We commenced our formal commercial launch in late 2012 and anticipate growth in our business operations. Since our inception in 2009, we have increased our number of employees to 90 as of December 31, 2015 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

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
Our success depends on the food safety market’s confidence that we can provide reliable, high-quality molecular food safety testing products. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our assays fail to accurately detect pathogens in food samples or if the failure to detect pathogens leads to a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our assays fail to perform as expected, which performance could be negatively impacted by failure to adopt or modify laboratory practices and processes to support the adoption of our solution, errors made by operators of the Atlas instrument, or if such operators improperly prepare their testing samples or fail to properly enrich them. For example, while we have many customers who have adopted our assays without incident, particularly when sufficient resources have been allocated to training personnel and good laboratory practices and our recommended processes have been appropriately implemented, in the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay, primarily in connection with environmental testing. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that while some of our customers successfully implemented the revised sample workflow procedures, one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and sporadically experienced false positive test results due to inadvertent sample contamination, primarily in connection with environmental testing. These difficulties caused the customer to delay further implementation of the Listeria assay. In late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We made this new assay available to customers in the fourth quarter of 2015. We are currently unable to accurately forecast customer adoption of the new assay, as current and potential customers are expected to conduct thorough evaluations of the new assay. The outcome of such customer evaluations is uncertain. Any failure of our Atlas solution to meet customer benchmarks or expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours. Even if our new Listeria assay meets customer expectations, we may experience only modest impact on our sales in the near term. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the new Atlas Listeria Environmental Detection Assay. The failure or perceived failure of our products to perform as expected, has had, and in the future could have, a material adverse effect on our revenue, results of operations and business.

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
The placement of our products at new customer sites, the introduction of the technology used in our products and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel to support the installation and maintenance of the Atlas instrument and provide technical proficiency training for operators of the Atlas instrument. Attracting and retaining technical support personnel is very competitive in our industry. Customers are particularly sensitive to any interruptions or downtime with respect to our Atlas instruments and therefore we need to retain sufficient technical support staff to service and maintain the Atlas instruments that we place. In addition, extensive training is required to learn and understand our Atlas Detection Assays and Atlas instrument. In order to manage our growth and effectively support potential new customers and the expanding needs of our current customers, we may need to expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business may need or if we are unable to provide our customers with the technical support that they need, we may be unable to retain our customers, which could have a material adverse effect on our revenue, results of operations and business.
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
We rely on FedEx for the storage and distribution of our products. The facilities where our products are stored by FedEx may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material destruction to the facilities where our products are stored could adversely affect our inventory and the ability of FedEx to meet the needs of our customers. In addition, an inability to maintain our contract with FedEx when it comes up for renewal or a disruption or slowdown in the operations of FedEx, including as a result of damage to the facilities of FedEx or a strike by FedEx, could cause delays in our ability to fulfill customer orders and may cause orders to be canceled, lost or delivered late, our products to be returned or receipt of products to be refused, any of which could adversely affect our business and our results of operations. Our contract with FedEx is generally terminable upon 90 days’ prior written notice by either party for convenience without cause. If we are unable to maintain our contract with FedEx, we would be required to retain a new third party logistics company and we may be unable to retain such third party at a cost that is acceptable to us. If our shipping costs were to increase as a result of an increase by FedEx or as a result of obtaining a new third-party logistics company and if we are unable to pass on these higher costs to our customers, it could have a material adverse effect on our results of operations and business.

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
For example, we are aware of a U.S. patent owned by Enzo Life Sciences, Inc., or Enzo, which filed lawsuits in 2012 against Gen-Probe alleging that certain of Gen-Probe’s molecular diagnostic products infringe Enzo’s patent. Action was also filed against several other companies. Enzo sought permanent injunctive relief and unspecified damages. Enzo’s patent contains claims to oligonucleotides containing certain modified nucleotides. We use oligonucleotides containing modified nucleotides in our hybridization protection and dual kinetic assays. If we are eventually named as a party to the litigation between Enzo and Gen-Probe, if Enzo files a separate lawsuit against us, or if any other third party sues us alleging patent infringement, we may be unable to successfully defend such action and an unfavorable outcome could have a material adverse effect on our business. In addition, Gen-Probe may resolve such litigation in a way that benefits them but adversely affects our ability to use the licensed technology for our products. We are also aware of a third-party U.S. patent that expired in 2015, which has some claims that are relevant to nucleic acid hybridization and detection. As a result, we could be subject to litigation for patent infringement, and could be liable for damages for sales occurring prior to the expiration of the patent if we did not prevail in such litigation, and an unfavorable outcome could have a material adverse effect on our business.

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
Risks Relating to Our Financial Condition and Capital Requirements

We need to raise additional capital to fund our existing operations, commercialize our products and expand our operations.
Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through the end of 2016. Our liquidity requirements may be negatively impacted by changes in our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this annual report and therefore we may need to raise capital sooner than currently anticipated. We expect to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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
We have historically incurred substantial net losses, including net losses of $36.6 million, $32.2 million and $29.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had an accumulated deficit of $169.6 million. Although we have started generating limited revenue, we expect our losses to continue as a result of increased commercialization costs, increased cost of revenue, including manufacturing costs, and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our independent auditors report for the fiscal year ended December 31, 2015 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended December 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Under our loan agreement, our loan may become immediately due and payable upon the occurrence of a material adverse change. Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

Our loan contains covenants that may limit our flexibility in operating our business and failure to comply with any of these covenants could have a material adverse effect on our business.
In May 2015, we entered into an amended loan and security agreement with Comerica, which is secured by a lien on our assets, excluding certain intellectual property. The loan contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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
A breach of any of the covenants under the loan and security agreement could result in a default under the loan. Upon the occurrence of an event of default under the loan, Comerica could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In addition, our loan may become immediately due and payable upon the occurrence of a material adverse change. If we are unable to repay those amounts, Comerica could proceed against the collateral granted to them to secure such indebtedness.

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

We, and certain of our officers and directors, have been named as defendants in a purported class action lawsuit that generally alleges that we and certain of our officers and directors violated the Securities Act of 1933, as amended (the “Securities Act”) by making allegedly false and misleading statements pertaining to placements of our Atlas instruments and our expectations of future growth and increased market share and by failing to disclose “known trends and uncertainties about the Company’s sales.” The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. Defendants filed a motion on August 25, 2015 to dismiss, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties agreed to attempt to resolve the case through mediation, and that process is continuing. We are currently in settlement discussions and currently estimate a potential settlement amount of approximately $3.3 million, as such, we have recorded a liability on our Balance Sheet. Additionally, we have recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.

If the case cannot be settled through mediation, we intend to vigorously defend the securities class action lawsuit. However, at this stage of the litigation, we are unable to predict the outcome of this matter if the case is not settled through the mediation process. Moreover, any conclusion of this matter in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. In addition, while we believe based on current information that this matter is covered by applicable insurance, nevertheless, this matter or future lawsuits could result in significant legal expenses, settlement costs or damage awards that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows.
Our quarterly operating results may be subject to significant fluctuations.
We are in the early stage of commercializing our Atlas Detection Assays and Atlas instrument, and may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Atlas Detection Assays and Atlas instrument could contribute to this quarterly variability. Our longer and unpredictable sales cycle for the adoption of our Atlas solution complicates our ability to project quarterly revenue. For example, in 2014, we placed 15 Atlas instruments; whereas in 2015, we placed 3 Atlas instruments primarily because customers decided to continue to evaluate our Atlas solution further before deciding to change their testing methods and adopt our Atlas solution. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. Furthermore, our expense levels are based, in part, on expectation of future revenue levels, and a shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.
Our executive officers, directors and principal stockholders exercise significant control over our company.
Our executive officers, directors and principal stockholders who are affiliated with certain of our board members and beneficially own more than 5% of our common stock in the aggregate, beneficially owned shares representing approximately 57.9% of our outstanding capital stock as of December 31, 2015. If these stockholders were to choose to act together, as a result of their stock ownership, they may be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

There may not be an active trading market for our common stock.

We completed our initial public offering in July 2014. Although our common stock is listed on The NASDAQ Global Market, there has been limited trading activity. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise additional capital.
If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the NASDAQ Global Market.
Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On February 22, 2016, we received a written notice from NASDAQ indicating that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. We have 180 calendar days in which to regain compliance. We can regain compliance if at any time during this 180 day period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days. If we fail to continue to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for The Nasdaq Global Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, the market price of our common stock and our ability to raise additional capital.

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

Holders of approximately 8.3 million common shares, or approximately 47%, of our outstanding common shares as of December 31, 2015, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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
We are incurring significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules of the SEC and those of The NASDAQ Stock Market, or the NASDAQ, have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. Furthermore, if in the future we cease to be an “emerging growth company” as defined in the Jumpstart of Our Business Startups Act of 2012, or the JOBS Act, or a “smaller reporting company” as defined under applicable SEC rules, we will be required to have our independent registered accounting firm attest to the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404, as applicable, in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to successfully implement our business plan and comply with Section 404, as applicable, requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and may need to implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to raise additional capital.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

We lease approximately 14,500 square feet of space for our corporate headquarters and a microbiology laboratory in Warren, New Jersey pursuant to leases that expire in January 2018. We also lease approximately 45,000 square feet of space for our research and development facility and manufacturing operations in San Diego, California pursuant to a lease that expires in December 2019. We believe our facilities are adequate for our foreseeable needs.

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
Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with our Listeria assays apparently arising from the customers’ employees’ inability to follow tour Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties agreed to attempt to resolve the case through mediation, and that process is continuing. We are currently in settlement discussions and currently estimate a potential settlement amount of approximately $3.3 million, as such, we have recorded a liability on our Balance Sheet. Additionally, we have recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.
We believe that the claims in the securities class action are without merit, and, if the case cannot be settled through the mediation, intend to defend the litigation vigorously and we expect to incur costs associated with defending the securities class action. In addition, we have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we would be successful in our defense of the securities class action if the case cannot be settled, and there is no assurance that our insurance coverage would be sufficient or that our insurance carriers would cover all claims or litigation costs.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The NASDAQ Global Market on July 17, 2014 under the symbol “ROKA.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2015
First Quarter	4.73	3.06
Second Quarter	3.85	2.38
Third Quarter	3.75	1.76
Fourth Quarter	2.14	1.09
Year Ended December 31, 2014
Third Quarter (commencing July 17, 2014)	$13.00	$9.00
Fourth Quarter	$11.19	$2.97
Holders of Record
As of March 2, 2016, there were approximately 40 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock, and currently do not plan to declare cash dividends on shares of our common stock in the foreseeable future. We expect that we will retain all of our available funds and future earnings, if any, for use in the operation and expansion of our business. Our loan agreement with Comerica prohibits us from paying cash dividends on our common stock and the terms of any future loan agreement we enter into or any debt securities we may issue are likely to contain similar restrictions on the payment of dividends. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, restrictions imposed by applicable law, our overall financial condition and any other factors deemed relevant by our board of directors.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	1,154,006	$3.67	989,709
Equity compensation plans not approved by security holders	—	$—	—
Total	1,154.006	$3.67	989,709

(1)
The amounts shown in this row include securities under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the "2009 Plan") and the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

(2)
Included in the 1.0 million shares is approximately 370,000 shares available under the 2009 Plan. Subsequent to our IPO we have not issued equity awards out of the 2009 Plan, and we do not intend to issue additional equity awards out of the 2009 Plan in the future. In accordance with the "evergreen" provision in our 2014 Equity Compensation Plan, an additional 535,898 shares were automatically made available for issuance on the first trading day of 2016, which represents 3% of the number of shares outstanding on December 31, 2015; these shares are excluded from this calculation.

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of December 31, 2015, we have used $22.2 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the year ended December 31, 2015, certain of our employees elected to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
Shares of common stock so withheld and transferred back to the Company during the three months ended December 31, 2015 were as follows:

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
October 1 - October 31	455	$1.94	—	—
November 1-November 30	455	$1.70	—	—
December 1-December 31	44,438	$1.23	—	—

Item 6.	SELECTED FINANCIAL DATA
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
Our company was founded in 2009 through the acquisition of the industrial application market assets of Gen-Probe. The acquisition included a worldwide license for Gen-Probe’s molecular assay technologies in the industrial application markets, access to certain instrument platforms as well as certain key development personnel. Our advanced molecular assays and automated instruments are derived from Gen-Probe technologies, which Gen-Probe uses in the highly regulated clinical diagnostics and blood screening markets.
We are focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. We believe that other available pathogen test methods have significant performance gaps with respect to accuracy, time to results and automation, which are areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. Our Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies.
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. Through December 31, 2015, we have installed 41 Atlas instruments pursuant to commercial agreements, and for the year ended December 31, 2015, we generated approximately $6.0 million in revenue, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of December 31, 2015, our accumulated deficit was $169.6 million. We expect to continue to incur operating losses over the near term as we pursue our commercial strategy, operate as a public company and continue development of products and technology. In order to achieve and sustain profitability, we will need to significantly increase our revenue and the number of customers that are using our products.

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
In addition to sales of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and for the year ended December 31, 2015, we sold one Atlas instrument.
Potential customers for our products typically need to commit significant time and resources to evaluate our products, due to the nature and cost of our products and their impact on the potential customers’ businesses. To date, it has been difficult for us to accurately project revenues and other operating results due to these and other factors. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly or annual basis.
Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increase usage of our Atlas Detection Assays. During 2015, we placed three instruments with customers.

In the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay, primarily in connection with environmental testing. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that while some of our customers successfully implemented the revised sample workflow procedures, one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and sporadically experienced false positive test results due to inadvertent sample contamination, primarily in connection with environmental testing. These difficulties caused the customer to delay further implementation of the Listeria assay. In late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We made this new assay available to customers in the fourth quarter of 2015. We are currently unable to accurately forecast customer adoption of the new assay, as current and potential customers are expected to conduct thorough evaluations of the new assay. The outcome of such customer evaluations is uncertain, and we may experience only modest impact on our sales in the near term. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the new Atlas Listeria Environmental Detection Assay.
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
Research and development
Our research and development expenses are primarily associated with costs incurred for development, improvements and support activities for our Atlas instruments and Atlas Detection Assays, such as our assays for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E. coli and Listeria monocytogenes, as well as other technology platforms and instruments. These expenses consist principally of payroll, employee benefits, as well as fees for contract research, consulting services and laboratory supplies. We expense all research and development costs as incurred.
We expect to remain focused on improving our existing Atlas Detection Assays as well as developing additional assays and instrument platforms in the near term. Due to the completion of development of most assays for the Atlas instrument, we expect our research and development expenses to decrease from their current level.
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
We expect our selling, general and administrative expenses to decrease from their current level, primarily as a result of efficiencies achieved through reductions made to our organization and efficiencies gained in the execution of our commercial strategy.
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. In addition to the payments outlined above, the amendment to the license agreement provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid. As a result, we anticipate amortization expenses for these intangible assets to increase in future periods if these additional milestone payments are made.
Other Income (Expenses)
Change in Fair Value of Financial Instruments
We recognize changes in fair value of certain financial instruments outstanding during the reporting period. These instruments are comprised of warrants and rights to purchase our preferred stock. Upon completion of our initial public offering in July 2014, the preferred stock warrants were automatically converted into warrants to purchase common stock, and were reclassified into additional paid-in capital at that time. As a result, future periods beyond 2015 will not have any change in fair value of certain financial instruments recognized due to these warrants.
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institution as well as our short-term and long-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institution and the amount of funds held in cash accounts and marketable securities. Interest expense for the periods presented is associated with the $10.0 million of debt outstanding under the two loan and security agreements we entered into in November 2013, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
Our interest expense may increase if we purchase additional instruments to place with customers.

Results Of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$5,985	$5,057	$928	18%
Operating Expenses
Cost of revenue	7,704	7,847	(143)	(2)%
Research and development	7,689	7,934	(245)	(3)%
Selling, general and administrative	21,778	19,101	2,677	14%
Amortization of intangible asset	3,748	1,767	1,981	112%
Impairment of goodwill	360	—	360	—
Total operating expenses	41,279	36,649	4,630	13%
Loss from operations	(35,294)	(31,592)	(3,702)	12%
Other (expense) income:
Change in fair value of financial instruments	—	(785)	785	(100)%
Interest income (expense), net	(2,006)	(1,805)	(201)	11%
Income tax provision (benefit)	(700)	(1,952)	1,252	(64)%
Net loss	$(36,600)	$(32,230)	$(4,370)	14%
Revenue
Revenue increased by $0.9 million, to $6.0 million for the year ended December 31, 2015, from $5.1 million, for the year ended December 31, 2014. During the year ended December 31, 2015, we sold 705,000 Atlas Detection Assays compared to 557,000 in the year ended December 31, 2014. The increased demand for our Atlas Detection Assays was the result of an increase in the number of Atlas instruments placed with commercial customers and increased commercial utilization of our Atlas instruments.
As of December 31, 2015, we had 41 instruments placed with customers under commercial agreements, compared to 38 instruments as of December 31, 2014. For the year ended December 31, 2015, the average revenue per instrument placed under commercial agreements was approximately $146,000, compared to $128,000 for the year ended December 31, 2014. This increase was due to higher utilization of the instruments placed under commercial agreements. Our four largest customers, which each accounted for more than 10% of revenues, generated approximately $4.1 million of revenue in the year ended December 31, 2015.
Operating Expenses
Cost of Revenue
Cost of revenue decreased by $0.1 million, to $7.7 million for the year ended December 31, 2015, from $7.8 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in inventory provisions provided during the year partially offset by higher sales volumes. Additionally, during the year ended December 31, 2014, we incurred charges of approximately $0.5 million due to abnormally low production levels, whereas no such charges were incurred during 2015.
Research and Development
Research and development expense decreased by $0.2 million to $7.7 million for the year ended December 31, 2015, from $7.9 million for the year ended December 31, 2014. The decrease was primarily due to a decrease of $0.4 million in payroll and benefits expenses due to a decrease in headcount and a decrease in depreciation of $0.2 million, partially offset by an increase in supplies used of $0.3 million.

Selling, General and Administrative

Selling, general and administrative expense increased by $2.7 million to $21.8 million for the year ended December 31, 2015 from $19.1 million for the year ended December 31, 2014. The increase was primarily due to an increase of $1.8 million in payroll and benefits expenses, consisting of increased severance charges of $1.4 million, increased stock compensation of $0.6 million and increased bonus expense of $0.4 million, partially offset by decreases of $0.3 million for salaries and $0.2 million for insurance and other benefits. The remaining increase consisted of an increase of $1.2 million in legal fees, primarily related to litigation of a securities class action, a $0.2 million increase in directors' fees and a $0.2 million increase in administrative expenses partially offset by decrease of $0.3 million for supplies, $0.2 million in promotional expenses and $0.1 million in travel and entertainment.
Amortization of intangible assets
Amortization of intangibles increased by $2.0 million to $3.7 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. The increase was due to the addition to our intangible asset in July 2014 in connection with the option exercised under our amended license agreement with Gen-Probe.
Impairment of goodwill
We conducted our annual impairment test of goodwill as of December 31, 2015 in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC-350”).

As Roka is comprised of a single legal entity and have a single product line, we are considered to be one reporting unit, and as such, we compared our total market capitalization to the overall carrying value of net assets at the time of the impairment assessment and determined the goodwill was impaired. Consequently, we recorded an impairment charge of approximately $0.4 million, reducing the goodwill balance to zero as of December 31, 2015.
Other (Expense) Income
Change in Fair Value of Financial Instruments
There were no financial instruments held at fair value during the year ended December 31, 2015. In 2014, the $0.8 million impact was due to changes in the fair value of our outstanding Series B and Series E preferred stock warrants from the beginning of the year through the completion of our IPO at which time they were converted into warrants to purchase common stock and were reclassified into additional paid-in capital.
Interest Income (Expense), net
Net interest expense increased by $0.2 million to $2.0 million for the year ended December 31, 2015, from net interest expense of $1.8 million for the year ended December 31, 2014. The increase was primarily due to interest expense related to amendment to our loan with Comerica Bank and the early repayment of our loan with TriplePoint Capital in May 2015, as well as interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in accordance with the exercise of a royalty reduction option under our amended license agreement.

Income tax (provision) benefit

The income tax benefit decreased by $1.3 million to a benefit of $0.7 million for the year ended December 31, 2015, from a benefit of $2.0 million for the year ended December 31, 2014. The decrease was primarily driven by a decrease in the sale of net operating losses under the State of New Jersey’s Technology Business Tax Certificate Program. The benefit recognized in 2015 related to the sale of $29.4 million of our New Jersey state tax net operating losses in December 2015. The benefit recognized in 2014 related to the sale of $41.5 million of our New Jersey state tax net operating losses in December 2014.

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
Operating Expenses
Cost of Revenue
Cost of revenue increased by $1.2 million, to $7.8 million for the year ended December 31, 2014, from $6.6 million for the year ended December 31, 2013. The increase was primarily due to higher sales volumes and increased expenses related to our field service organization as well as an increase in our inventory reserves. This increase was partially offset by charges incurred in the year ended December 31, 2013 due to abnormally low production levels. During the year ended December 31, 2014, expenses incurred due to the underutilization of our production facility were approximately $0.5 million compared to $3.8 million for the year ended December 31, 2013, as a result of increased production volume of Atlas Detection Assays and consumable supplies in 2014.
Research and Development
Research and development expense increased by $0.3 million to $7.9 million for the year ended December 31, 2014, from $7.6 million for the year ended December 31, 2013. The increase was primarily due to an increase in outside services of $0.6 million primarily related to the development of a low volume diagnostic instrument, partially offset by a decrease of $0.1 million in payroll and benefits expenses due to a decrease in headcount and a decrease in depreciation of $0.1 million.

Selling, General and Administrative
Selling, general and administrative expense increased by $1.6 million to $19.1 million for the year ended December 31, 2014 from $17.5 million for the year ended December 31, 2013. The increase was primarily due to $0.8 million increase in payroll and benefits expenses due primarily to increases in stock based compensation and bonus expense, $0.3 million increase in accounting fees, $0.4 million increase in administrative expenses and $0.1 million increase in supplies used for customer evaluations, partially offset by a decrease in travel expenses of $0.2 million.
Amortization of intangible assets
Amortization of intangibles increased by $1.6 million to $1.8 million for the year ended December 31, 2014 from $0.2 million for the year ended December 31, 2013. The increase was due to the addition to our intangible asset in July 2014 in connection with the option exercised under our amended license agreement with Gen-Probe.
Other (Expense) Income
Change in Fair Value of Financial Instruments
The change in fair value of financial instruments decreased by $1.8 million to an expense of $0.8 million for the year ended December 31, 2014 from an expense of $2.6 million for the year ended December 31, 2013. In 2014, the $785,000 consisted of changes in the fair value of our outstanding Series B and Series E preferred stock warrants from the beginning of the year through the completion of our IPO at which time they were converted into warrants to purchase common stock and were reclassified into additional paid-in capital. In 2013, the $2.6 million consisted primarily of a $2.5 million change in our Series A warrants, which were issued and exercised in 2013. As a result of the conversion of our warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock, we will not recognize any changes in fair value of these warrants in future periods.
Interest Income (Expense), net
Net interest expense increased by $1.4 million to $1.8 million for the year ended December 31, 2014, from net interest expense of $0.4 million for the year ended December 31, 2013. The increase was primarily due to interest expense related to the loan and security agreements entered into with Comerica Bank and TriplePoint in November of 2013 and interest expense accretion recognized in accordance with the amounts payable to Gen-Probe on January 1, 2018 and January 1, 2020 in accordance with the exercise of a royalty reduction option under our amended license agreement.

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

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses. We have incurred negative cash flows from operating and investment activities since our inception in 2009 and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. At December 31, 2015, we had cash and cash equivalents of $3.4 million, marketable securities of $28.8 million and an accumulated deficit of $169.6 million.
The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014, and 2013, respectively (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(23,746)	$(23,515)	(27,452)
Net cash provided by (used in) investing activities	20,077	(60,457)	(3,410)
Net cash provided by (used in) financing activities	(393)	58,747	46,276
Net change in cash and cash equivalents	$(4,062)	$(25,225)	$15,414

Operating Activities
Net cash used in operating activities was $23.7 million for the year ended December 31, 2015 and resulted from a $36.6 million net loss, partially offset by $10.8 million in non-cash items, principally depreciation and amortization, share-based compensation expense, non-cash interest expense, provisions for inventory and impairment of goodwill, and $2.0 million net changes in operating assets and liabilities. Net cash used in operating activities was $23.5 million for the year ended December 31, 2014 and resulted from a $32.2 million net loss, partially offset by $9.0 million in non-cash items, principally depreciation and amortization, provisions for inventory, non-cash interest expense, share-based compensation expense and the change in fair value of financial instruments. Net cash used in operating activities was $27.5 million for the year ended December 31, 2013 and resulted from a $29.6 million net loss and a $5.2 million net change in operating assets and liabilities, partially offset by $7.3 million in non-cash items, principally the change in fair value of financial instruments, depreciation and amortization, provisions for inventory, share-based compensation expense and non-cash interest expense.
Investing Activities
Net cash provided by investing activities was $20.1 million for the year ended December 31, 2015 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash used in investing activities was $60.5 million for the year ended December 31, 2014 and was primarily the result of the purchase of $52.8 million of marketable securities and $10.5 million paid to Gen-Probe for payments due under the amended license agreement. Net cash used in investing activities was $3.4 million for the year ended December 31, 2013 and was the result of purchases of property and equipment, primarily Atlas instruments.
Under the Atlas supply agreement with Gen-Probe, we can defer up to one-half of the invoice amount for each Atlas instrument we purchase for up to 54 months after delivery. Net cash used in investing activities excludes the amounts deferred under the Atlas supply agreement.
Financing Activities
Net cash used in financing activities was $0.4 million for the year ended December 31, 2015 and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with TriplePoint Capital of $5.4 million, partially offset by proceeds under the amendment of our loan and security agreement with Comerica of $5.0 million. Net cash provided by financing activities for the year ended December 31, 2014 was $58.7 million and consisted of proceeds from our initial public offering of $53.6 million, which excludes offering expenses of $0.4 million paid in 2013, borrowings under our loan and security agreements of $5.0 million and $0.3 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2013 consisted of $41.8 million net proceeds from the issuance of convertible preferred stock and preferred stock warrants, net proceeds of $4.7 million under our loan and security agreements and approximately $0.2 million of proceeds from the exercise of preferred stock warrants and stock options.

Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts on commercialization of our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and from cash raised through debt or equity offerings in the future. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through the end of 2016. Our liquidity requirements may be negatively impacted by changes to our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this annual report, and therefore we may need to raise capital sooner than currently anticipated. These factors create a substantial doubt about our ability to continue as a going concern. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as general and administrative expenses, such as insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase in order to purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
Our present and future funding requirements will depend on several factors, including our revenue growth and ability to generate cash flows from operating activities; the level of our sales and marketing and research and development activities; the effect of competing technological and market developments; the cost of and potential delays in product development; any change in regulatory oversight applicable to our products; and potential costs related to international expansion.
We need to raise additional capital to fund our existing operations and commercialize our products. Additional capital may not be available on reasonable terms, if at all. We may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may raise additional capital, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.65% as of December 31, 2015.
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
In May 2015, we paid off the remaining amounts due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $350,000 final payment fee and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million, extended the interest-only period from June 1, 2015 until December 31, 2015 and extended the overall term by 12 months. In January 2016, we began to make monthly payments which consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains unchanged.

Pursuant to the Comerica Amendment we are required to maintain at least $5,000,000 of unrestricted cash and/or marketable securities with Comerica at all times. As of December 31, 2015 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of December 31, 2015, we had $10.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
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
As of December 31, 2015, there are 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement, dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000.  We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and to reimburse Cantor Fitzgerald for certain specified expenses.  As of February 29, 2016, we had not sold any shares under this Sales Agreement and we had $6.75 million remaining in aggregate offering price available under the Sales Agreement.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,704	$1,645	$8,059	$5,000	$—
Operating lease obligations(2)	3,950	1,068	1,890	992	—
Purchase obligations(3)	1,603	1,603	—	—	—
Notes payable(4)	10,040	10,040	—	—	—
Total contractual obligations	$30,297	$14,356	$9,949	$5,992	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of December 31, 2015, as disclosed in the notes to our audited financial statements included elsewhere in this Form 10-K. Such amounts are recorded at their aggregate present value of $4.2 million on the Balance Sheet as of December 31, 2015. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $7.8 million on the Balance Sheet as of December 31, 2015.

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

(4)
Such amounts include total principal repayments of $10.0 million and final payment fees of $40,000, of which approximately $4.0 million is due within one year from the Balance Sheet date and the remaining amounts are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $0.5 million during 2016.

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

Trade Accounts Receivable

We evaluate the creditworthiness of each customer on a regular basis. We use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is reasonably assured at the time of sale. Changes to allowances and adjustments for declines in customers’ creditworthiness are recorded as bad debt expense as a component of selling, general and administrative expense. We have not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.

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

Intangible assets

We evaluate potential impairments of amortizable intangible assets if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as current or forecast changes in the timing or number of customer acquisitions, instrument placements, average number of tests run per instrument and the average selling price per assay.

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable and its carrying value exceeds its estimated fair value. We assess recoverability of the intangible asset using an undiscounted cash flow analysis. Estimates and assumptions used in our undiscounted cash flow model include timing of customer acquisitions, instrument placements, average number of tests run per instrument and the average selling price per test. A change in any of these estimates and assumptions could result in a different assessment of recoverability of the intangible asset, which in turn could have a material impact on our results of operations.

During the third quarter of 2015, we prepared revised projections for revenue and expenses, which indicated continued cash flow losses, and as a result, we determined a triggering event had occurred. We completed an assessment of the asset group including the intangible asset for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates of various potential growth drivers. Based on the impairment assessment, we determined that the asset group including the intangible asset was not impaired. If actual results or an amendment to projections depart from the revenue and expense projections used in the assessment during the third quarter of 2015, an impairment could be realized in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2015, our cash and cash equivalents of $3.4 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of December 31, 2015, we had $28.8 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $28.8 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of December 31, 2015, we had $10.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amount outstanding and available under the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in pages F-1 to F-26 of this annual report on Form 10-K.

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

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Roka Bioscience's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management, including the Company’s CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the information from the definitive proxy statement for our 2016 annual meeting of stockholders (the "Proxy Statement") under the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

4.7
First Amendment to Stock Purchase Warrant, dated as of November 21, 2013, issued to Comerica Bank. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015)

4.8
Stock Purchase Warrant, dated as of May 29, 2015, issued to Comerica Bank. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015)

10.1+
Fourth Amended and Restated Voting Agreement by and among the Registrant and the stockholders named therein, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-196135) filed by the registrant).

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

10.33+
Employment Agreement dated February 4, 2015 by and between the Company and Mary Duseau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015)

10.34+
First Amendment dated May 29, 2015 to Loan and Security Agreement by and between Roka Bioscience, Inc. and Comerica Bank, dated as of November 21, 2013. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015)

10.35+
Controlled Equity OfferingSM Sales Agreement, dated October 30, 2015, by and between Roka Biosceince, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015

10.36+
Employment Agreement, dated July 1, 2012, by and between Roka Bioscience, Inc. and Lars Boesgaard.  (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015)

10.37+
Separation Agreement and General Release, dated December 22, 2015, by and between Roka Bioscience, Inc. and Steven T. Sobieski.  (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2015.)

10.38+
Separation Agreement and General Release, dated December 22, 2015, by and between Roka Bioscience, Inc. and Walter M. Narajowski.(incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2015.)

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
101*
Interactive Data Files regarding (a) our Balance Sheets as of December 31, 2015 and December 31, 2014 (b) our Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (c) our Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (d) the Notes to such Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	March 9, 2016	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2016	By: /s/ Lars Boesgaard
Lars Boesgaard
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 9, 2016.

Signature	Title	Date
/s/ Paul G. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
Paul G. Thomas

/s/ Lars Boesgaard	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
Lars Boesgaard

/s/ James Barrett, Ph.D.	Director	March 9, 2016
M. James Barrett, Ph.D.

/s/ Fred E. Cohen, Ph.D., M.D.	Director	March 9, 2016
Fred E. Cohen, Ph.D., M.D.

/s/ Michael P. Doyle, Ph.D.	Director	March 9, 2016
Michael P. Doyle, Ph.D.

/s/ David W.J. McGirr	Director	March 9, 2016
David W. J. McGirr

/s/ Jonathan T. Silverstein, J.D.	Director	March 9, 2016
Jonathan T. Silverstein, J.D.

/s/ Nicholas J. Valeriani	Director	March 9, 2016
Nicholas J. Valeriani

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Roka Bioscience, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Roka Bioscience, Inc. at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 9, 2016

ROKA BIOSCIENCE, INC.
Balance Sheets
(amounts in thousands except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,441	$7,503
Short-term marketable securities	28,809	36,231
Trade accounts receivable, net of $0 allowance for doubtful accounts	649	670
Inventories	3,939	4,930
Prepaid expenses and other current assets	5,271	2,115
Total current assets	42,109	51,449
Long-term marketable securities	—	13,366
Property and equipment, net	9,822	12,186
Intangible assets, net	22,408	26,156
Goodwill	—	360
Other assets	264	262
Total assets	$74,603	$103,779
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$675	$1,134
Short-term deferred payments	1,343	695
Notes payable, current	9,851	9,910
Accrued expenses and other current liabilities	6,767	2,125
Total current liabilities	18,636	13,864
Deferred payments	10,737	10,457
Deferred tax liabilities	—	49
Other long-term liabilities	317	334
Total liabilities	29,690	24,704
Commitments and Contingencies (See Note 12)
Stockholders’ Equity:
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 17,914,926 shares issued and 17,863,259 shares outstanding, at December 31, 2015; 17,660,432 shares issued and 17,658,373 shares outstanding at December 31, 2014	18	18
Additional paid-in capital	214,578	212,069
Treasury stock, at cost: 51,667 shares at December 31, 2015 and 2,059 shares at December 31, 2014	(79)	(8)
Accumulated deficit	(169,604)	(133,004)
Total stockholders’ equity	44,913	79,075
Total liabilities and stockholders’ equity	$74,603	$103,779
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Statements of Operations and Comprehensive Loss
(amounts in thousands except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$5,985	5,057	2,182
Operating expenses:
Cost of revenue	7,704	7,847	6,600
Research and development	7,689	7,934	7,568
Selling, general and administrative	21,778	19,101	17,483
Amortization of intangible assets	3,748	1,767	168
Impairment of goodwill	360	—	—
Total operating expenses	41,279	36,649	31,819
Loss from operations	(35,294)	(31,592)	(29,637)
Other income (expense):
Change in fair value of financial instruments	—	(785)	(2,595)
Interest income (expense), net	(2,006)	(1,805)	(438)
Loss before income taxes	(37,300)	(34,182)	(32,670)
Income tax provision (benefit)	(700)	(1,952)	(3,092)
Net loss and comprehensive loss	$(36,600)	$(32,230)	$(29,578)
Net Loss per Common Share:
Basic and diluted	$(2.12)	$(2.93)	$(56.81)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	17,283,205	11,001,579	519,995
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	84,927,615	$100,537	683,428	$8	$—	$1,460	$(71,196)	$(69,728)
Issuance of Series E convertible preferred stock for cash at $1.275 per share	32,934,700	35,094	—	—	—	—	—	—
Conversion of convertible preferred stock into Common Stock	(3,296,082)	(17,206)	53,688	—	—	17,206	—	17,206
Issuance of restricted shares to employees	—	—	439,300	—	—	—	—	—
Exercise of options for Common Stock	—	—	8,649	—	—	20	—	20
Exercise of warrants for Series A Preferred Stock	171,118	9,412	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	696	—	696
Deemed dividends	—	(40)	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(29,578)	(29,578)
Balance at December 31, 2013	114,737,351	$127,797	1,185,065	$8	$—	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,019	—	1,019
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	5,000,000	5		53,209	—	53,214
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	10,494,557	4	—	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	—	1,364	—	1,364
Issuance of common stock upon exercise of option in amended license agreement	—	—	865,063	1	—	9,091	—	9,092
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	(2,059)	—	(8)	—	—	(8)
Exercise of options for Common Stock	—	—	115,747	—	—	270	—	270
Net loss	—	—	—	—	—	—	(32,230)	(32,230)
Balance at December 31, 2014	—	$—	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of taxes withheld	—	—	325,434	—	(71)	—	—	(71)
Forfeiture of unvested restricted shares	—	—	(162,893)	—	—	—	—	—
Issuance of Warrants for Common Stock	—	—	—	—	—	100	—	100
Exercise of options for Common Stock	—	—	42,361	—	—	78	—	78
Stock-based compensation expense	—	—	—	—	—	2,331	—	2,331
Net loss	—	—	—	—	—	—	(36,600)	(36,600)
Balance at December 31, 2015	—	$—	17,863,275	$18	$(79)	$214,578	$(169,604)	$44,913
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(36,600)	$(32,230)	$(29,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,223	4,248	2,437
Impairment of goodwill	360	—	—
Change in fair value of financial instruments	—	785	2,595
Loss on disposal of property and equipment	—	98	89
Provisions for inventory	441	1,715	1,029
Share-based compensation expense	2,331	1,019	696
Non-cash interest expense	1,465	1,133	457
Changes in operating assets and liabilities:
Accounts receivable	(122)	(220)	(187)
Inventories	690	(2,766)	(842)
Prepaid expenses and other assets	(2,543)	28	(923)
Accounts payable and accrued expenses	4,075	(465)	(125)
Deferred taxes	(49)	3,145	(3,127)
Other liabilities	(17)	(5)	27
Net cash used in operating activities	(23,746)	(23,515)	(27,452)
Cash flows from investing activities
Purchases of property and equipment	(171)	(258)	(3,470)
Proceeds from sale of property and equipment	71	60	60
Purchase of marketable securities	(16,863)	(52,759)	—
Proceeds from maturities of marketable securities	37,040	3,000	—
Payment pursuant to amended license agreement and option exercise	—	(10,500)	—
Net cash provided by (used in) investing activities	20,077	(60,457)	(3,410)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	—	(99)	41,783
Net proceeds from issuance of debt and warrants	4,950	5,000	4,672
Principal repayments	(5,350)	—	—
Net proceeds from warrant exercises	—	—	171
Proceeds from exercise of stock options	78	270	20
Restricted shares withheld for taxes	(71)	(8)	—
Proceeds from issuance of common stock, net of issuance costs	—	53,584	(370)
Net cash provided by (used in) financing activities	(393)	58,747	46,276
Net change in cash and cash equivalents	(4,062)	(25,225)	15,414
Cash and cash equivalents, beginning of period	7,503	32,728	17,314
Cash and cash equivalents, end of period	$3,441	$7,503	$32,728

Supplementary disclosures of cash flow information
Cash paid for interest	$647	$688	$10
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$—	$127,698	$17,206
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	$—	$1,364	$—
Intangible acquisition through stock and deferred payment issuance	$—	$16,079	$—
Accrual of issuance costs related to planned issuance of common stock	$—	$—	$526
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
The Company has limited capital resources and has experienced negative cash flows from operations and has incurred net losses since inception. The Company expects to continue to experience negative cash flows from operations and incur net losses in the near term as it devotes substantially all of its efforts on commercialization of its products and continued product development. The Company’s business is subject to significant risks and its ability to successfully develop, manufacture and commercialize proprietary products is dependent upon many factors which include, but are not limited to, risks and uncertainties associated with the supply of molecular diagnostic instruments (“Atlas instruments”) and materials, product development, manufacturing scale-up, attracting and retaining key personnel, customer acceptance as well as competition. The Company will seek to raise additional capital through the sale of equity and/or debt securities. There is no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding preferred and common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. In addition, the Company’s debt agreements contain certain clauses which allow the lenders to require repayment of the debt based on subjective factors regarding the Company’s business and performance if considered a material adverse change by the lenders. Based on the conditions noted herein, there is substantial doubt that the Company will be able to continue as a going concern, as an inability to improve liquidity and cash resources could cause it to experience material adverse business consequences, including an inability to continue in existence.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Use of Estimates
The Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and disclosure of contingent assets and liabilities in its financial statements. Actual results could differ from those estimates. The most significant estimates relate to the Company’s inventory reserves, stock-based compensation expense, imputed interest from deferred instrument payments under a supply agreement with Gen-Probe, imputed interest from future payments due to Gen-Probe under the amended license agreement discussed in Note 10, and goodwill and intangible asset recoverability.
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

Impairment of Long-Lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets other than goodwill and property, plant and equipment. The Company evaluates its finite-lived intangible assets and property, plant and equipment, for impairment

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Inventories
Inventories include raw materials and supplies used for manufacturing of assays and finished products held for sale. The Company’s inventories are stated at the lower of cost or market. Cost includes amounts related to materials, applicable labor and overhead, and is determined using the first-in first-out method. Reserves are recorded for excess and obsolete inventory and net realizable value, based on management’s review of inventories on hand as compared to estimated future demand, shelf-life and the likelihood of obsolescence. Abnormally low production and resulting underutilization costs are expensed as incurred. See Note 5.

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

The Company recorded amortization expense of $3.7 million in the year ended December 31, 2015, and expects to record amortization expense of approximately $3.7 million in each of the 6 years following.

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
During the Company’s annual impairment evaluation conducted in the fourth quarter of 2015, the Company concluded that its goodwill balance was impaired, see Note 8 for further details.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Cost of Revenue
The Company manufactures products for commercial sale as well as for internal use or evaluation. Cost of revenue primarily consists of the cost of materials, direct labor and manufacturing overhead costs associated with the production and distribution of Atlas Detection Assays and consumable supplies for the Atlas instruments. Cost of revenue also includes depreciation on Atlas instruments installed with our customers, expenses related to service and maintenance of instruments, as well as product royalties paid to Gen-Probe. The Company classifies costs for commercial products to Cost of revenue and costs for internal use or evaluations to Research and development or Selling, general and administrative costs.

Share-based Compensation
The Company grants stock options and restricted shares to employees, independent directors and consultants of the Company. The Company recognizes share-based compensation expense, based on the fair value of stock awards, on a straight-line basis over the requisite service period of the individual grants, which typically is equal to the vesting period. See Note 16.

Convertible Preferred Stock
The Company had multiple classes of convertible preferred stock outstanding prior to its IPO. All shares of convertible preferred stock were converted into shares of Common Stock upon completion of its IPO. See Note 15.

Warrants for Convertible Preferred Stock
Prior to the IPO, the Company had issued warrants to purchase shares of various classes of preferred stock. Upon completion of the IPO, all such warrants converted to warrants to purchase shares of Common Stock. See Note 17.

Income Taxes
The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained. See Note 14.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Prior Period Adjustments

Previously, the Company calculated the fair value of its convertible preferred stock warrants outstanding using a time period based upon an estimated liquidation date. During 2014, it was determined that a liquidation date cannot be reasonably estimated, nor do these warrants automatically expire upon a liquidation event such as an initial public offering, and consequently the life used to value these warrants should reflect the expiration date of each warrant. As a result of this change in estimate, during the three months ended March 31, 2014 the Company recognized an expense of approximately $0.4 million related to the change in fair value of warrants. The Company does not believe these adjustments were material to any of the periods impacted.
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

In February 2016, the FASB issued ASU 2016-02, creating Topic 842, Leases which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to classify all deferred tax assets and liabilities as noncurrent. The standard will become effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company has evaluated this new guidance and determined it will not have a material impact on the Company's financial statements.

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

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of December 31, 2015 was held in demand accounts with one financial institution. This subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of December 31, 2015 and December 31, 2014, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
December 31, 2015
Short-term marketable securities
Debt securities	28,809	—	(37)	28,772
December 31, 2014
Short-term marketable securities
Debt securities	36,231	2	(36)	36,197
Long-term marketable securities
Debt securities	13,366	4	(32)	13,338

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of December 31,
	2015	2014
Raw materials	$1,244	$1,914
Work in process	4	11
Finished goods	2,691	3,005
	$3,939	$4,930
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of December 31,
	2015	2014
Atlas instruments placed with customers	$4,730	$3,875
Atlas instruments intended for placement(1)	5,173	6,204
Manufacturing equipment	2,779	2,753
Laboratory equipment	3,026	2,953
Computer and office equipment	1,479	1,469
Leasehold improvements	1,435	1,380
Software	1,142	1,142
Total property and equipment	$19,764	$19,776
Less: Accumulated depreciation	(9,942)	(7,590)

Total	$9,822	$12,186
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
Atlas instruments include instruments intended for placement with customers and instruments placed with customers under lease agreements. As of December 31, 2015 and December 31, 2014, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $7.7 million and $8.9 million, respectively, net of accumulated depreciation of $2.2 million and $1.2 million, respectively.
Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2015	2014	2013
Depreciation expense	$2,476	$2,481	2,269

During the years ended December 31, 2015, 2014 and 2013, the Company disposed or sold equipment with acquisition cost of approximately $42,000, $67,000 and $248,000, respectively. The equipment disposed or sold had accumulated depreciation of approximately $42,000, $48,000 and $38,000, respectively, at the date of disposal.

Estimated future lease payments to be received for Atlas instruments placed under instrument rental agreements are $98,000, which will be billed in 2016.

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

The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to the Company's intangible technology asset in Intangible assets on the Balance Sheet and will be amortized on a straight-line basis through December 31, 2021, the end of the estimated remaining life of the technology asset. See Note 10 for further details on the additional required future cash payments described above.

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

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	December 31, 2015	December 31, 2014
Intangible asset, gross	28,259	28,259
Accumulated amortization	(5,851)	(2,103)
Intangible asset, net	22,408	26,156

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

8. GOODWILL

The Company conducted its annual impairment test of goodwill as of December 31, 2015 in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC-350”).

As the Company is comprised of a single legal entity and has a single product line, it is considered to be one reporting unit, or segment for purposes of completing an impairment assessment. As such, the Company used the total market capitalization as the basis for fair value and compared it to the overall carrying value at the time of the assessment and determined the goodwill was impaired. Consequently, the Company recorded an impairment charge of approximately $0.4 million, reducing the goodwill balance to zero as of December 31, 2015.

9. ACCRUED EXPENSES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of December 31,	As of December 31,
	2015	2014
Employee related	$2,501	$1,116
Professional services	527	235
Other	3,739	774
Total accrued expenses	$6,767	$2,125
Included in 'Other' is $3.3 million related to the pending litigation settlement discussed in Note 12. If a settlement agreement is reached, the Company expects to recover the settlement amount in full from its insurance providers and accordingly has a corresponding receivable recorded in Other current assets on the Balance Sheet.

10. DEFERRED PAYMENTS
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

	As of December 31,
	2015	2014
Current
Deferred payments, gross	$1,645	$1,079
Imputed interest	(302)	(384)
Deferred payments, net	$1,343	$695
Long-term
Deferred payments, gross	$3,059	$3,683
Imputed interest	(162)	(464)
Deferred payments, net	$2,897	$3,219
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. For purchases made since inception through December 31, 2015, the estimated effective interest rate used ranges from 9.9% to 11.2%.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

In the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $384,000, $420,000 and $376,000, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
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

11. NOTES PAYABLE

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
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of December 31, 2015, the rate was 6.65%.
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
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of December 31, 2015 and during the period since the Company entered into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
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
As of December 31, 2015, the entire balance of $9.9 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $5.8 million has also been classified as Notes payable,

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.

12. COMMITMENTS AND CONTINGENCIES
Operating Leases

In November 2009, the Company entered into a non-cancelable operating lease for office space in Warren, New Jersey with an initial lease term which expires in January 2018. In December 2011, the Company exercised an option to increase the size of the leased area. The monthly base rent is $18,797 over the term of this lease.

In December 2009, the Company entered into a non-cancelable lease for office, laboratory and manufacturing space in San Diego, California with an initial lease term which expires in April 2020. The lease contains an option to renew for two additional five year terms. The initial monthly base rent was $52,374 and over the initial lease term agreement is scheduled to increase every 24 months until reaching a maximum of $66,121.

In May 2011, the Company entered into a non-cancelable lease for laboratory and office space in Warren, New Jersey with an initial lease term which expires in January 2018. The initial monthly base rent is $8,111 and over the initial lease term agreement is scheduled to increase periodically up to a maximum of $9,013.
Future annual minimum lease payments under the above leases are as follows (amounts in thousands):

Years Ended December 31,
2016	$1,068
2017	1,081
2018	810
2019	793
2020	198
Total	$3,950
Lease expense was $1.0 million for each of the three years ended December 31, 2015, 2014 and 2013.

Commitments

The following table represents the Company’s future cash commitments under agreements with third parties as of December 31, 2015 aggregated by type, and excludes payments under the operating leases detailed above and contingent liabilities discussed below (amounts in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Deferred payment obligations (1)	$14,704	$1,645	$8,059	$5,000	$—
Purchase obligations (2)	1,603	1,603	—	—	—

(1)
The Company's deferred payment obligations are based upon the deferred amounts outstanding as of December 31, 2015 for instruments purchased from Gen-Probe under the Gen-Probe supply agreement discussed above in Note 10. Such amounts are recorded at their aggregate present value of $4.2 million on the Balance Sheet as of December 31, 2015. The timing of when these payments are due reflects the Company's current estimates of repayment. The Company does not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year include the lump-sum payments payable to Gen-Probe in accordance with the amendment to the licensing agreement discussed

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

in Note 10 above. Such amounts are recorded at their aggregate present value of $7.8 million within Deferred payments on the Balance Sheet as of December 31, 2015.

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

Contingent liabilities

In addition to the payments outlined in the above table, the amendment to the license agreement with Gen-Probe detailed in Note 10 provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid. Such payments are required to be made upon meeting certain revenue milestones or may be made at the election of the Company prior to meeting the revenue milestones.
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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties agreed to attempt to resolve the case through mediation and that process is continuing. The Company is currently in settlement discussions and currently estimates a potential settlement amount of approximately $3.3 million, as such, the Company has recorded a liability in Accrued expenses on its Balance Sheet. Additionally, the Company has recorded a corresponding receivable in Prepaid expenses and other current assets on its Balance Sheet for the expected reimbursement under its insurance policies.
The Company believes that the claims in the securities class action are without merit, and, if the case cannot be settled, the Company intends to defend the litigation vigorously, and expects to incur costs associated with defending the securities class action. The Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company would be successful in its defense of the securities class action if the case cannot be settled, and there is no assurance that the insurance coverage would be sufficient or that the insurance carriers would cover all claims or litigation costs.
The Company sells its products in various jurisdictions and is subject to federal, state and local taxes including, where applicable, sales and use tax. While the Company believes that it has properly paid or accrued for all such taxes based on its

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

interpretation of applicable law, tax laws are complex and interpretations differ. Periodically, the Company may be audited by taxing authorities, and it is possible that additional assessments may be made in the future.

13. FAIR VALUE MEASUREMENTS
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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts, marketable securities and its Convertible Preferred Stock Warrants at December 31, 2015 and December 31, 2014 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of December 31, 2015
Financial Assets:
Money market deposit accounts	$2,732	$2,732	—	—
As of December 31, 2014
Financial Assets:
Money market deposit accounts	$5,741	$5,741	—	—
Financial Assets Carried at Amortized Cost
As of December 31, 2015
Short-term marketable securities	$28,809	$2,000	26,772	—
As of December 31, 2014
Short-term marketable securities	$36,231	$10,081	26,116	—
Long-term marketable securities	$13,366	$2,001	11,337	—
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
There were no convertible preferred stock warrants outstanding during the twelve months ended December 31, 2015. In conjunction with the closing of the Company’s IPO, the warrants exercisable for shares of Preferred Stock were automatically converted into warrants exercisable for shares of its Common Stock, resulting in the reclassification of the related convertible preferred stock warrant liability to Additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Preferred Stock Warrants which were outstanding during the twelve months ended December 31, 2014 were revalued to their fair value, using the Black-Scholes option-pricing model, at the IPO date and the change in fair value is reflected in the Statement of Operations and Comprehensive Loss. The table below provides a summary of the changes in the Convertible preferred stock warrant liability during the twelve months ended December 31, 2014 (amounts in thousands):

For the Year Ended December 31,
2014
Balance at beginning of period	$212
Issuance of Convertible Preferred Stock Warrants	—
Increase in Series E warrant shares	135
Change in fair value of warrants(1)	1,017
Settlement of Series A Warrants	—
Reclassification to equity(2)	(1,364)
Balance at end of period	$—

(1)	Amount for the year ended December 31, 2014, includes $666,000 of prior period fair value adjustments as discussed in Note 2 above.

(2)	The warrants were re-measured to fair value and reclassified to additional paid-in capital upon the initial public offering.

14. INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the United States federal statutory rate to the Company’s effective tax rate is shown below:

	Year Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.0)	(4.8)	(4.5)
Difference from derivative instruments	—	0.8	(2.7)
Other nondeductible and permanent differences	0.6	0.3	0.3
Benefit of net operating loss sale	(1.8)	(5.8)	(9.6)
Provision (benefit) from valuation allowance	38.3	37.8	41.1
	(1.9)%	(5.7)%	(9.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The table below details significant components of net deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$59,304	$47,964
Start-up expenditures	383	425
Research and development credits	1,741	1,353
Non-cash interest	1,229	670
Goodwill	81	—
Accruals and allowances	959	1,020
Depreciable assets	924	—
Share-based compensation expense	262	—
Deferred tax liabilities:
Depreciable assets	—	(144)
Share-based compensation expense	—	(319)
Goodwill	—	(49)
Valuation allowance	(64,883)	(50,969)
Net deferred tax asset (liability)	$—	$(49)

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $64.9 million and $51.0 million at December 31, 2015 and 2014, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The table below details the changes to the valuation allowance for the years ended December 31, 2015 and December 31, 2014 (amounts in thousands):

Valuation allowance at December 31, 2013	$(42,409)
Additions for 2014	(10,348)
Change in tax rates	(201)
Reversal of valuation allowance related to net operating loss sales	1,989
Valuation allowance at December 31, 2014	$(50,969)
Additions for 2015	(14,516)
Change in tax rates	(120)
Reversal of deferred liability related to assets with indefinite lives	50
Reversal of valuation allowance related to net operating loss sales	672
Valuation allowance at December 31, 2015	$(64,883)

At December 31, 2015 and 2014, the Company had approximately $161 million and $131 million of gross federal net operating loss carry-forwards, respectively. At December 31, 2015 and 2014, the Company had approximately $79 million and $62 million of gross state net operating loss carry-forwards, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2029. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $1.7 million of federal research and development credits which will begin to expire in 2031 if not utilized.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

The State of New Jersey has enacted legislation (the State of New Jersey’s Technology Business Tax Certificate Program) permitting certain corporations located in New Jersey to sell state tax loss carry-forwards and state research and development credits. Companies must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. In December 2015, the Company was notified by the New Jersey Economic Development Authority (“NJEDA”) that, under the State of New Jersey’s Technology Business Tax Certificate Program, the sale of $29.4 million of the Company’s New Jersey net operating loss carry-forwards had been approved. Since specific sales transactions are subject to approval by the NJEDA, the Company recognizes the associated tax benefits in the financial statements as they are approved. The sale of net operating loss carry-forwards was consummated in December 2015, and as a result, the Company reversed the valuation allowance for the net operating losses and recognized an income tax benefit of approximately $0.7 million. Under the same program, during the years ended December 31, 2014 and December 31, 2013, the Company recorded a tax benefit of approximately $2.0 million and $3.1 million from the sale of $41.5 million and $46.8 million, respectively of its New Jersey net operating loss carry-forwards and reversed the valuation allowance related to the operating loss carry-forwards sold.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2015 there were no uncertain positions. The federal and state income tax returns of the company for 2011, 2012, 2013 and 2014 are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2015 and 2014.

15. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Prior to the IPO, the Company had multiple classes of preferred stock for which shares were authorized, issued and outstanding. At the closing of the Company's IPO, all shares of Convertible Preferred Stock converted into 10,494,557 shares of Common Stock and as of December 31, 2014, there are zero shares of Convertible Preferred Stock outstanding.

Registration rights
Holders of approximately 8.3 million shares of the Company's outstanding Common Stock have rights, subject to certain conditions, to require that the Company file a registration statement under the Securities Act covering the registration of such shares of Common Stock issued upon the conversion of Convertible Preferred Stock into Common Stock. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the registerable securities.

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

16. STOCK-BASED COMPENSATION
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 2,028,850 shares to employees, consultants and directors of the Company.
Effective upon the closing of the IPO, the Company adopted the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially made available 1,086,956 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. Effective upon adoption of the 2014 Plan, the Company does not intend to issue additional shares under the 2009 Plan. The number of shares of Common Stock available for issuance under the 2014 Plan automatically increases on January 1st of each year for a period of ten years commencing on January 1, 2015 and ending on (and including) January 1, 2024, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

Stock Options

A summary of the status of the Company’s stock options at December 31, 2015 and changes during the year ended December 31, 2015 is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(amount in thousands)
Outstanding at December 31, 2014	537,892	$3.57	7.2 years
Granted	960,850	3.82
Exercised	(42,361)	1.84		$50
Forfeited and canceled	(302,375)	2.05
Outstanding at December 31, 2015	1,154,006	$3.67	8.2 years
Vested and expected to vest, December 31, 2015(1)	861,291	$3.59	7.9 years	19
Exercisable at December 31, 2015	350,766	$3.13	6.1 years	12
(1) Options vested and expected to vest represents the number of exercisable options as of December 31, 2015, plus the number of outstanding unvested options as of December 31, 2015 adjusted for an estimated annual forfeiture rate of approximately 14%.
Under the 2014 Plan, the Company granted 960,850 stock options during the twelve months ended December 31, 2015, valued at approximately $2.7 million.
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

	For the Year Ended December 31,
	2015	2014	2013
Expected life in years	5.8-6.3	5.9-6.3	5.93
Interest rate	1.49%-1.93%	1.94%-2.04%	0.99%-1.94%
Volatility	65%-90%	60% - 80%	60% - 70%
Dividend yield	—	—	—
The Company estimates the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected stock price volatility rates are based on average historical volatilities of the common stock of a group of public companies in similar industries. The Company has no history or expectations of paying dividends on its Common Stock and therefore uses a zero percent dividend yield in the Black-Scholes option pricing model. The weighted average grant-date fair value for options granted during the years ended December 31, 2015, 2014 and 2013 was approximately $2.76, $7.00 and $2.05 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was immaterial. The Company recognized stock compensation

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

expense for stock options of $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and December 31, 2013, respectively. As of December 31, 2015, the Company had approximately $1.8 million of total unrecognized compensation expense related to non-vested stock options granted under the 2009 Plan and the 2014 Plan. The expense is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2014 and changes during the year ended December 31, 2014 is presented in the table below:

Number of shares of restricted stock
Non-vested restricted stock at December 31, 2014	437,721
Shares issued	375,026
Shares vested	(279,003)
Shares forfeited	(162,893)
Non-vested restricted stock at December 31, 2015	370,851

The Company has historically issued restricted stock which is time-based and vests over a four year period. In 2015, the Company issued 375,026 shares of time-based restricted stock which vests over a two to three year period. In 2014, the Company did not issue any restricted stock. In 2013, the Company issued approximately 220,000 shares of time-based restricted stock which vests over a four year period and approximately 220,000 shares of market-based restricted stock which vests upon the Company’s Common Stock price reaching $28.15 (as may be adjusted for changes in capital structure), the weighted-average grant-date fair value of such grants was $5.63 per share.

Awards of time-based restricted stock are valued based upon the Company’s Common Stock price as of the grant date. Awards of the market-based restricted stock granted in 2013 were valued using a Monte Carlo simulation with the following assumptions: risk free interest rate of 2.88%, expected term of ten years, expected volatility of 60% and a zero percent dividend yield.

The Company recognized stock compensation expense for restricted stock of $1.7 million, $0.8 million and $0.5 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The total intrinsic value of restricted stock which vested during the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was $0.5 million, $0.8 million and $0.4 million, respectively. As of December 31, 2015, the Company had approximately $1.3 million of total unrecognized compensation expense related to non-vested restricted stock. The expense is expected to be recognized over a weighted average period of 3.0 years.

17. WARRANTS
As of December 31, 2015, there were 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. See Note 12 for a summary of the changes in the Convertible preferred stock warrant liability for the year ended December 31, 2014.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

18. NET LOSS PER SHARE
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

	For the Year Ended December 31,
	2015	2014	2013
Net loss applicable to common shareholders (thousands)	$(36,600)	$(32,230)	$(29,578)
Deemed dividend (thousands)	—	—	40
Net loss applicable to common shareholders for computing loss per share (thousands)	$(36,600)	$(32,230)	$(29,538)
Basic and diluted weighted average common shares outstanding	17,283,205	11,001,579	519,995
Basic and diluted loss per share	$(2.12)	$(2.93)	$(56.81)

As the Company incurred a loss for the year ended December 31, 2015, 2014 and 2013, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2015	2014	2013
Basic weighted average shares outstanding	17,283,205	11,001,579	519,995
Dilutive effect of unvested restricted stock	53,895	232,069	16,293
Basic weighted average shares outstanding had the Company not incurred a loss	17,337,100	11,233,648	536,288
Dilutive effect of Convertible Preferred Stock	—	5,732,081	8,548,894
Dilutive effect of stock options	77,180	331,107	147,798
Diluted weighted average shares outstanding had the Company not incurred a loss	17,414,280	17,296,836	9,232,980

19. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the years ended December 31, 2015 and December 31, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. During the year ended December 31, 2013, the Company had two customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Customer A	$1,236	$1,460
Customer B	$1,429	$895	$690
Customer C	$833	$766
Customer D	$612	$531	$629

20. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains quarterly financial information for fiscal years 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenue	$1,511	$1,466	$1,508	$1,501
Net loss and comprehensive loss	$(8,860)	$(9,240)	$(8,491)	$(10,007)
Loss per common share	$(0.51)	$(0.54)	$(0.49)	$(0.58)
2014
Revenue	$828	$1,390	$1,483	$1,356
Net loss and comprehensive loss	$(8,367)	$(7,349)	$(9,083)	$(7,431)
Loss per common share	$(13.68)	$(11.28)	$(0.64)	$(0.43)

21. SUBSEQUENT EVENTS

Through the date of this filing, the Company has granted approximately 585,000 stock options.