Form 10-Q
period 2016-03-31
Roka BioScience, Inc.
filed 2016-05-06
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 2, 2016 was 17,884,201.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,644	$3,441
Short-term marketable securities	17,543	28,809
Trade accounts receivable, net of $0 allowance for doubtful accounts	739	649
Inventories	3,868	3,939
Prepaid expenses and other current assets	5,211	5,271
Total current assets	33,005	42,109
Property and equipment, net	9,331	9,822
Intangible assets, net	21,469	22,408
Other assets	264	264
Total assets	$64,069	$74,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$610	$675
Short-term deferred payments	1,569	1,343
Notes payable, current	8,887	9,851
Accrued expenses and other current liabilities	5,085	6,767
Total current liabilities	16,151	18,636
Deferred payments	10,478	10,737
Other long-term liabilities	313	317
Total liabilities	26,942	29,690
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 17,939,926 shares issued and 17,884,201 shares outstanding, respectively at March 31, 2016; 17,914,926 shares issued and 17,863,259 shares outstanding at December 31, 2015	18	18
Additional paid-in capital	214,973	214,578
Treasury stock, at cost: 55,725 shares at March 31, 2016 and 51,667 shares at December 31, 2015	(84)	(79)
Accumulated deficit	(177,780)	(169,604)
Total stockholders’ equity	37,127	44,913
Total liabilities and stockholders’ equity	$64,069	$74,603
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$1,626	$1,511
Operating expenses:
Cost of revenue	2,076	1,964
Research and development	1,987	1,889
Selling, general and administrative	4,385	5,113
Amortization of intangible assets	939	937
Total operating expenses	9,387	9,903
Loss from operations	(7,761)	(8,392)
Other income (expense):
Interest income (expense), net	(417)	(466)
Loss before income taxes	(8,178)	(8,858)
Income tax provision (benefit)	(2)	2
Net loss and comprehensive loss	$(8,176)	$(8,860)
Net Loss per Common Share:
Basic and diluted	$(0.47)	$(0.51)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	17,526,419	17,221,041
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2014	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of taxes withheld	325,434	—	(71)	—	—	(71)
Forfeiture of unvested restricted shares	(162,893)	—	—	—	—	—
Issuance of Warrants for Common Stock				100		100
Exercise of options for Common Stock	42,361	—	—	78	—	78
Stock-based compensation expense	—	—	—	2,331	—	2,331
Net loss	—	—	—	—	(36,600)	(36,600)
Balance at December 31, 2015	17,863,275	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	25,000	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	395	—	395
Net loss	—	—	—	—	(8,176)	(8,176)
Balance at March 31, 2016	17,888,275	18	(84)	214,973	(177,780)	37,127
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	(8,176)	$(8,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,500	1,539
Provisions for inventory	301	20
Share-based compensation expense	395	503
Non-cash interest expense	276	325
Changes in operating assets and liabilities:
Accounts receivable	(90)	(25)
Inventories	(229)	211
Prepaid expenses and other assets	141	196
Accounts payable and accrued expenses	(1,726)	(875)
Other liabilities	(5)	(4)
Net cash used in operating activities	(7,613)	(6,970)
Cash flows from investing activities
Purchases of property and equipment	(99)	(84)
Purchase of marketable securities	(2,991)	(5,256)
Proceeds from maturities of marketable securities	14,175	8,000
Net cash provided by investing activities	11,085	2,660
Cash flows from financing activities
Principal repayments	(1,000)	—
Deferred payments	(264)	—
Proceeds from exercise of stock options	—	29
Restricted shares withheld for taxes	(5)	(6)
Net cash provided by financing activities	(1,269)	23
Net change in cash and cash equivalents	2,203	(4,287)
Cash and cash equivalents, beginning of period	3,441	7,503
Cash and cash equivalents, end of period	$5,644	$3,216
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 27, 2016 (the “2015 Form 10-K”). Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2015 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2015. The condensed Balance Sheet as of December 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2015 Form 10-K. However, in order to further clarify the Company's policy with respect to impairment of long-lived assets, below please find a description of such policy.
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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.  This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. The standard will become effective as of the effective date of ASU 2014-09 discussed below.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This standard simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of March 31, 2016 was held in demand accounts with one financial institution, which subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of March 31, 2016 and December 31, 2015, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
March 31, 2016
Short-term marketable securities
Debt securities	$17,543	$4	$(7)	$17,540
December 31, 2015
Short-term marketable securities
Debt securities	$28,809	$—	$(37)	$28,772

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

The following table provides details of the Company’s net inventories (amounts in thousands):

	As of March 31,	As of December 31,
	2016	2015
Raw materials	$1,064	$1,244
Work in process	33	4
Finished goods	2,771	2,691
	$3,868	$3,939
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of March 31,	As of December 31,
	2016	2015
Atlas instruments placed with customers	$4,959	$4,730
Atlas instruments intended for placement(1)	4,944	5,173
Manufacturing equipment	2,779	2,779
Laboratory equipment	3,048	3,026
Computer and office equipment	1,486	1,479
Leasehold improvements	1,476	1,435
Software	1,142	1,142
Total property and equipment	$19,834	$19,764
Less: Accumulated depreciation	(10,503)	(9,942)

Total	$9,331	$9,822
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of March 31, 2016 and December 31, 2015, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $7.5 million and $7.7 million, respectively, net of accumulated depreciation of $2.4 million and $2.2 million, respectively.

Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Depreciation expense	$560	$602

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

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	March 31, 2016	December 31, 2015
Intangible asset, gross	$28,259	$28,259
Accumulated amortization	(6,790)	(5,851)
Intangible asset, net	$21,469	$22,408

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of March 31,	As of December 31,
	2016	2015
Employee related	$1,381	$2,501
Professional services	76	527
Other	3,628	3,739
Total accrued expenses and other current liabilities	$5,085	$6,767
Included in 'Other' is $3.3 million related to the pending litigation settlement discussed in Note 11. If a settlement agreement is reached, the Company expects to recover the settlement amount in full from its insurance providers and accordingly has a corresponding receivable recorded in Other current assets on the Balance Sheet.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	As of March 31,	As of December 31,
	2016	2015
Current
Deferred payments, gross	$1,840	$1,645
Imputed interest	(271)	(302)
Deferred payments, net	$1,569	$1,343
Long-term
Deferred payments, gross	$2,587	$3,059
Imputed interest	(105)	(162)
Deferred payments, net	$2,482	$2,897
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In each of the three months ended March 31, 2016 and the three months ended March 31, 2015, the Company recorded approximately $0.1 million as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
Gen-Probe license amendment
The amendment to the license agreement with Gen-Probe detailed in Note 7 includes a $5.0 million payment due on January 1, 2018 and a $5.0 million payment due on January 1, 2020. Under the terms of the amendment, no interest payments are required and no interest rate is stated. The Company determined that imputed interest should be calculated and recognized in accordance with ASC-835, and the payments are recorded in Deferred payments on the Balance Sheet at their present value based upon a 7.6% interest rate for the payment due on January 1, 2018 and a 9.0% interest rate for the payment due on January 1, 2020. The difference between the present value and the amount payable is accreted to Deferred payments over the respective term with a corresponding charge to Interest expense.

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
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of March 31, 2016, the rate was 6.65%.
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
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of March 31, 2016 and during the period since the Company entered into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
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
As of March 31, 2016, the entire balance of $8.9 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $4.9 million has also been classified as Notes payable, current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company has not entered into any new operating leases or amended any existing operating leases during the three months ended March 31, 2016.

Commitments

During the three months ended March 31, 2016, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties agreed to attempt to resolve the case through mediation and that process is continuing. The Company is currently in settlement discussions and currently estimates a potential settlement amount of approximately $3.3 million. Accordingly, the Company has recorded a liability in Accrued expenses on its Balance Sheet. Additionally, the Company has recorded a corresponding receivable in Prepaid expenses and other current assets on its Balance Sheet for the expected reimbursement under its insurance policies.
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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at March 31, 2016 and December 31, 2015 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of March 31, 2016
Financial Assets:
Money market deposit accounts	$5,047	$5,047	—	—
As of December 31, 2015
Financial Assets:
Money market deposit accounts	$2,732	$2,732	—	—
Financial Assets Carried at Amortized Cost
As of March 31, 2016
Short-term marketable securities	$17,543	$11,104	6,437	—
As of December 31, 2015
Short-term marketable securities	$28,809	$2,000	26,772	—

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

13. STOCKHOLDERS’ EQUITY

Registration rights
Holders of approximately 8.3 million shares of the Company's outstanding Common Stock have rights, subject to certain conditions, to require that the Company file a registration statement under the Securities Act covering the registration of such shares of Common Stock, as well as piggyback registration rights. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the registerable securities, which will expire upon the earlier of (i) five years after the Company's IPO and (ii) as to a holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

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
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 2,028,850 shares to employees, consultants and directors of the Company. Effective upon adoption of the 2014 Plan, the Company has not and does not intend to issue additional shares under the 2009 Plan.
Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Stock options	$210	$172
Restricted stock	$185	$331

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The Company granted approximately 585,000 stock options and 25,000 shares of restricted stock during the three months ended March 31, 2016, valued at approximately $0.4 million and $0.01 million, respectively. The Company granted approximately 671,000 stock options valued at approximately $2.2 million and 375,000 shares of restricted stock, valued at $1.6 million during the three months ended March 31, 2015.
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

	For the Three Months Ended March 31,
	2016	2015
Expected life in years	5.8-6.2	6.3
Interest rate	1.36%-1.92%	1.49%-1.80%
Volatility	80%	90%
Dividend yield	—	—
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

15. WARRANTS
As of March 31, 2016, there were 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share.
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
In connection with the closing of the loan and security agreements in November 2013 discussed in Note 10, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities of approximately $0.03 million and $0.06 million for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $0.03 million was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $0.06 million were capitalized in Other assets on the Balance Sheet as part of debt issuance costs and were amortized to Interest expense. In connection with the borrowings made under the TriplePoint Loan in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The related fair value of approximately $0.1 million was deemed a discount on the debt issued by TriplePoint and was accreted to interest expense over the term of the TriplePoint Loan through the early payoff in May 2015, at which time the remaining discount was charged to interest expense. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share and as a result became exercisable for 46,176 shares of Common Stock with an exercise price of $14.08.
Warrants Issued Subsequent to IPO

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

In connection with the Comerica Amendment on May 29, 2015, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 10,656 shares of common stock from $14.08 per share to $2.87 per share.

16. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. The weighted-average common shares outstanding excludes unvested restricted stock which although such shares are legally issued and outstanding, are not required to share in losses of the Company and are therefore excluded from the net loss per share calculation. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

	For the Three Months Ended March 31,
	2016	2015
Net loss applicable to common shareholders (thousands)	$(8,176)	$(8,860)
Basic and diluted weighted average common shares outstanding	17,526,419	17,221,041
Basic and diluted loss per share	$(0.47)	$(0.51)

As the Company incurred a loss for the three months ended March 31, 2016 and 2015, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	17,526,419	17,221,041
Dilutive effect of unvested restricted stock	—	215,581
Basic weighted average shares outstanding had the Company not incurred a loss	17,526,419	17,436,622
Dilutive effect of Convertible Preferred Stock	—	—
Dilutive effect of warrants	—	—
Dilutive effect of stock options	359	125,915
Diluted weighted average shares outstanding had the Company not incurred a loss	17,526,778	17,562,537

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During each of the three months ended March 31, 2016, and the three months ended March 31, 2015, the Company had multiple customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Customer A	$528	$334
Customer B	$386	$291
Customer C	$171	*
Customer D	*	$256
Customer E	*	$210
*Customer revenues below 10% in period.

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

•
the factors listed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2015 and other reports that we file with the Securities and Exchange Commission.

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
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. Through March 31, 2016, we have installed 44 Atlas instruments pursuant to commercial agreements, and for the three months ended March 31, 2016, we generated approximately $1.6 million in revenue, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of March 31, 2016, our accumulated deficit was $177.8 million. We expect to continue to incur operating losses over the near term as we pursue our commercial strategy, operate as a public company and continue development of products and technology. In order to achieve and sustain profitability, we will need to significantly increase our revenue and the number of customers that are using our products.

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
In addition to sales of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, however during the three months ended March 31, 2016, we did not sell any Atlas instruments.
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

Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increase usage of our Atlas Detection Assays. During the three months ended March 31, 2016, we increased the number of instruments placed with customers by three. We do not expect our revenue to increase significantly in the near term until we place additional instruments and drive adoption of our assays, including our new Atlas Listeria Environmental Detection Assay which we made available to customers late in the fourth quarter of 2015.

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
We expect to remain focused on improving our existing Atlas Detection Assays as well as developing additional assays and instrument platforms in the near term. We expect our research and development expenses to remain at approximately their current levels during the remainder of 2016.
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
We expect our selling, general and administrative expenses to remain at approximately their current level during the remainder of 2016.
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
We expect our interest expense to remain at approximately the current level for the remainder of 2016.

Results Of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,626	$1,511	$115	8%
Operating Expenses
Cost of revenue	2,076	1,964	112	6%
Research and development	1,987	1,889	98	5%
Selling, general and administrative	4,385	5,113	(728)	(14)%
Amortization of intangible asset	939	937	2	—%
Total operating expenses	9,387	9,903	(516)	(5)%
Loss from operations	(7,761)	(8,392)	631	(8)%
Other (expense) income:
Interest income (expense), net	(417)	(466)	49	(11)%
Net loss	$(8,176)	$(8,860)	$684	(8)%
Revenue
Revenue increased by $0.1 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we sold 197,000 Atlas Detection Assays compared to 160,000 during the three months ended March 31, 2015.
As of March 31, 2016, we had 44 instruments placed with customers under commercial agreements, compared to 41 instruments as of March 31, 2015. For the three months ended March 31, 2016, the average revenue per instrument placed under commercial agreements was approximately $38,000, compared to $36,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, three customers each accounted for more than 10% of revenues and generated approximately $1.1 million of revenue compared to four customers who generated $1.1 million of revenue in the three months ended March 31, 2015.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.1 million, to $2.1 million for the three months ended March 31, 2016, from $2.0 million for the three months ended March 31, 2015.
Research and Development
Research and development expense increased by $0.1 million to $2.0 million for the three months ended March 31, 2016, from $1.9 million for the three months ended March 31, 2015. The increase was primarily due to an increase in external development services of approximately $0.3 million, which was partially offset by a decrease of $0.1 million in payroll related expenses and a $0.1 million decrease in depreciation.

Selling, General and Administrative
Selling, general and administrative expense decreased by $0.7 million, to $4.4 million for the three months ended March 31, 2016, from $5.1 million for the three months ended March 31, 2015. Payroll related expenses decreased by approximately $0.5 million, primarily driven by a decrease in headcount affected in the fourth quarter of 2015, and consulting services decreased by approximately $0.2 million.
Amortization of intangible assets
Amortization of intangibles was consistent for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.1 million to $0.4 million for the three months ended March 31, 2016, from net interest expense of $0.5 million for the three months ended March 31, 2015. The decrease was primarily due to higher interest expense on the TriplePoint loan in 2014 which was replaced by the amendment to the Comerica Loan in 2015 as well as the decreased principal outstanding on our debt.

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses. In October 2015, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to an amount of $100 million. The shelf registration went effective on October 7, 2015. No securities have been sold by us under this shelf registration.
We have incurred negative cash flows from operating and investment activities since our inception in 2009 and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe. At March 31, 2016, we had cash and cash equivalents of $5.6 million and marketable securities of $17.5 million an accumulated deficit of $177.8 million.
The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(7,613)	$(6,970)
Net cash provided by (used in) investing activities	11,085	2,660
Net cash provided by (used in) financing activities	(1,269)	23
Net decrease in cash and cash equivalents	$2,203	$(4,287)

Operating Activities
Net cash used in operating activities was $7.6 million for the three months ended March 31, 2016 and resulted from an $8.2 million net loss and $1.9 million net changes in operating assets and liabilities, partially offset by $2.5 million in non-cash items, principally depreciation and amortization, share-based compensation expense, provisions for inventory and non-cash interest expense.  Net cash used in operating activities was $7.0 million for the three months ended March 31, 2015 and resulted from an $8.9 million net loss and $0.5 million net changes in operating assets and liabilities, partially offset by $2.4 million in non-cash items, principally depreciation and amortization, share-based compensation expense and non-cash interest expense.
Investing Activities
Net cash provided by investing activities was $11.1 million for the three months ended March 31, 2016 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities was $2.7 million during the three months ended March 31, 2015 and was primarily the result of maturities of marketable securities that were not reinvested.
Financing Activities
Net cash used in financing activities was $1.3 million for the three months ended March 31, 2016 and consisted primarily of principal payments under our loan and security agreement with Comerica Bank of $1.0 million and payments to Gen-Probe for amounts deferred under our supply agreement of $0.3 million. Net cash provided by financing activities for the three months ended March 31, 2015 was immaterial.
Operating Capital Requirements

We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts on commercialization of our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and from cash raised through debt or equity offerings, if any, in the future. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through the end of 2016. Our liquidity requirements may be negatively impacted by changes to our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2015, and therefore we may need to raise capital sooner than currently anticipated. These factors create a substantial doubt about our ability to continue as a going concern. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as general and administrative expenses, such as insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase in order to purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 6.65% as of March 31, 2016.
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
In May 2015, we paid off the remaining amounts due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $350,000 final payment fee and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million, extended the interest-only period from June 1, 2015 until December 31, 2015 and extended the overall term by 12 months. In January 2016, we began making monthly payments which consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule.
Pursuant to the Comerica Amendment we are required to maintain at least $5,000,000 of unrestricted cash and/or marketable securities with Comerica at all times. As of March 31, 2016 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of March 31, 2016, we had $9.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
In connection with entering into the loan and security agreements in November 2013, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings in March 2014, the TriplePoint warrants became exercisable for an additional 156,863 shares. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share and as a result became exercisable for 46,176 shares of Common Stock with an exercise price of $14.08.
In connection with the Comerica Amendment in May 2015, we issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 10,656 shares of common stock from $14.08 per share to $2.87 per share.
As of March 31, 2016, there are 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement, dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000.  We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and to reimburse Cantor Fitzgerald for certain specified expenses.  As of May 2, 2016, we had not sold any shares under this Sales Agreement.

Contractual Obligations and Commitments
For the three months ended March 31, 2016, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2015. The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,427	$1,840	$7,587	$5,000	$—
Operating lease obligations(2)	3,691	1,079	1,819	793	—
Purchase obligations(3)	1,363	1,363	—	—	—
Notes payable(4)	9,040	9,040	—	—	—
Total contractual obligations	$28,521	$13,322	$9,406	$5,793	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of March 31, 2016 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $4.1 million on the Balance Sheet as of March 31, 2016. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $8.0 million on the Balance Sheet as of March 31, 2016.

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

(4)
Such amounts include the total principal outstanding at March 31, 2016 of $9.0 million and final payment fees of $0.04 million, of which approximately $4.0 million is due within one year from the Balance Sheet date. The remaining amounts are shown as being due in less than one year as our loan agreement contains a material adverse change clause which allows the lender to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to be approximately $0.4 million during the remainder of 2016.

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

As of March 31, 2016, our cash and cash equivalents of $5.6 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of March 31, 2016, we had $17.5 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $17.5 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of March 31, 2016, we had $9.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with our Listeria assays apparently arising from the customers’ employees’ inability to follow tour Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties agreed to attempt to resolve the case through mediation, and that process is continuing. We are currently in settlement discussions and estimate a potential settlement amount of approximately $3.3 million. Accordingly, we have recorded a liability on our Balance Sheet. Additionally, we have recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of March 31, 2016, we have used $31.2 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $23.2 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the three months ended March 31, 2016, certain of our employees elected to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
Shares of common stock so withheld and transferred back to the Company during the three months ended March 31, 2016 were as follows:

Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
January 1-January 31	4,058	$1.23	—	—
February 1-February 29	—	$—	—	—
March 1-March 31	—	$—	—	—

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	May 6, 2016	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2016	By: /s/ Lars Boesgaard
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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of March 31, 2016 and December 31, 2015 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2016 and 2015, (c) our Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

**	Furnished herewith