Form 10-Q
period 2016-06-30
Roka BioScience, Inc.
filed 2016-08-05
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 1, 2016 was 17,884,201.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,912	$3,441
Short-term marketable securities	7,911	28,809
Trade accounts receivable, net of $0 allowance for doubtful accounts	842	649
Inventories	3,819	3,939
Prepaid expenses and other current assets	4,957	5,271
Total current assets	26,441	42,109
Property and equipment, net	8,773	9,822
Intangible assets, net	20,529	22,408
Other assets	264	264
Total assets	$56,007	$74,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582	$675
Short-term deferred payments	2,092	1,343
Notes payable, current	7,920	9,851
Accrued expenses and other current liabilities	5,393	6,767
Total current liabilities	15,987	18,636
Deferred payments	9,800	10,737
Other long-term liabilities	298	317
Total liabilities	26,085	29,690
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 17,939,926 shares issued and 17,884,201 shares outstanding, respectively at June 30, 2016; 17,914,926 shares issued and 17,863,259 shares outstanding at December 31, 2015	18	18
Additional paid-in capital	215,328	214,578
Treasury stock, at cost: 55,725 shares at June 30, 2016 and 51,667 shares at December 31, 2015	(84)	(79)
Accumulated deficit	(185,340)	(169,604)
Total stockholders’ equity	29,922	44,913
Total liabilities and stockholders’ equity	$56,007	$74,603
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,824	$1,466	$3,451	$2,976
Operating expenses:
Cost of revenue	2,048	1,755	4,124	3,719
Research and development	1,496	1,876	3,483	3,765
Selling, general and administrative	4,496	5,416	8,880	10,529
Amortization of intangible assets	939	937	1,879	1,874
Total operating expenses	8,979	9,984	18,366	19,887
Loss from operations	(7,155)	(8,518)	(14,915)	(16,911)
Other income (expense):
Interest income (expense), net	(404)	(718)	(822)	(1,184)
Loss before income taxes	(7,559)	(9,236)	(15,737)	(18,095)
Income tax provision (benefit)	2	4	(1)	6
Net loss and comprehensive loss	$(7,561)	$(9,240)	$(15,736)	$(18,101)
Net Loss per Common Share:
Basic and diluted	$(0.43)	$(0.54)	$(0.90)	$(1.05)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	17,537,290	17,260,628	17,531,855	17,240,944
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2014	17,658,373	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of taxes withheld	325,434	—	(71)	—	—	(71)
Forfeiture of unvested restricted shares	(162,893)	—	—	—	—	—
Issuance of Warrants for Common Stock				100		100
Exercise of options for Common Stock	42,361	—	—	78	—	78
Stock-based compensation expense	—	—	—	2,331	—	2,331
Net loss	—	—	—	—	(36,600)	(36,600)
Balance at December 31, 2015	17,863,275	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	20,926	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	750	—	750
Net loss	—	—	—	—	(15,736)	(15,736)
Balance at June 30, 2016	17,884,201	$18	$(84)	$215,328	$(185,340)	$29,922
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(15,736)	$(18,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,040	3,058
Provisions for inventory	478	208
Share-based compensation expense	750	1,091
Non-cash interest expense	539	851
Changes in operating assets and liabilities:
Accounts receivable	(193)	(249)
Inventories	(246)	240
Prepaid expenses and other assets	430	728
Accounts payable and accrued expenses	(1,647)	(376)
Other liabilities	(19)	(8)
Net cash used in operating activities	(12,604)	(12,558)
Cash flows from investing activities
Purchases of property and equipment	(234)	(129)
Proceeds from sale of property and equipment	—	71
Purchase of marketable securities	(2,991)	(7,794)
Proceeds from maturities of marketable securities	23,772	18,039
Net cash provided by (used in) investing activities	20,547	10,187
Cash flows from financing activities
Net proceeds from issuance of debt and warrants	—	4,950
Principal repayments	(2,000)	(5,350)
Deferred payments	(467)	—
Proceeds from exercise of stock options	—	29
Restricted shares withheld for taxes	(5)	(11)
Net cash used by financing activities	(2,472)	(382)
Net change in cash and cash equivalents	5,471	(2,753)
Cash and cash equivalents, beginning of period	3,441	7,503
Cash and cash equivalents, end of period	$8,912	$4,750
The accompanying notes are an integral part of these condensed financial statements

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
The Company will need to raise additional capital through the sale of equity and/or debt securities in the future. There is no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. In addition, the Company’s debt agreement contains certain clauses which allow the lender to require repayment of the debt based on subjective factors regarding the Company’s business and performance if considered a material adverse change by the lender. Based on the conditions noted herein, there is substantial doubt that the Company will be able to continue as a going concern, as an inability to improve liquidity and cash resources could cause it to experience material adverse business consequences, including an inability to continue in existence.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 27, 2016 (the “2015 Form 10-K”). Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2015 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2015. The condensed Balance Sheet as of December 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2015 Form 10-K.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. This ASU defers the effective date of Update 2014-09 for all entities by one year, requiring the guidance in ASU 2014-09 to be applied for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Additionally, this ASU permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.  This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB isssued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This standard addresses certain issues identified in Topic 606 in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of June 30, 2016 was held in demand accounts with one financial institution, which subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of June 30, 2016 and December 31, 2015, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
June 30, 2016
Short-term marketable securities
Debt securities	$7,911	$7	$(4)	$7,914
December 31, 2015
Short-term marketable securities
Debt securities	$28,809	$—	$(37)	$28,772

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of June 30,	As of December 31,
	2016	2015
Raw materials	$1,174	$1,244
Work in process	—	4
Finished goods	2,645	2,691
	$3,819	$3,939

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of June 30,	As of December 31,
	2016	2015
Atlas instruments placed with customers	$4,989	$4,730
Atlas instruments intended for placement(1)	4,781	5,173
Manufacturing equipment	2,816	2,779
Laboratory equipment	3,089	3,026
Computer and office equipment	1,542	1,479
Leasehold improvements	1,517	1,435
Software	1,142	1,142
Total property and equipment	$19,876	$19,764
Less: Accumulated depreciation	(11,103)	(9,942)

Total	$8,773	$9,822
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of June 30, 2016 and December 31, 2015, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $7.0 million and $7.7 million, respectively, net of accumulated depreciation of $2.8 million and $2.2 million, respectively.

Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$601	$582	$1,161	$1,184

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections and an appropriate terminal value. Based on the impairment assessment, the Company determined that the asset group including the intangible asset was not impaired.

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	June 30, 2016	December 31, 2015
Intangible asset, gross	$28,259	$28,259
Accumulated amortization	(7,730)	(5,851)
Intangible asset, net	$20,529	$22,408

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of June 30,	As of December 31,
	2016	2015
Employee related	$1,664	$2,501
Professional services	211	527
Other	3,518	3,739
Total accrued expenses and other current liabilities	$5,393	$6,767
Included in 'Other' is $3.3 million related to the pending litigation settlement discussed in Note 11. During the three months ended June 30, 2016, a settlement agreement between the Company and plaintiffs was reached, and the Company expects to recover the settlement amount in full from its insurance providers and accordingly has a corresponding receivable recorded in Other current assets on the Balance Sheet.
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

	As of June 30,	As of December 31,
	2016	2015
Current
Deferred payments, gross	$2,328	$1,645
Imputed interest	(236)	(302)
Deferred payments, net	$2,092	$1,343
Long-term
Deferred payments, gross	$1,703	$3,059
Imputed interest	(62)	(162)
Deferred payments, net	$1,641	$2,897
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

In the three and six months ended June 30, 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively, and in the three and six months ended June 30, 2015, the Company recorded approximately $0.1 million and $0.2 million, respectively as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
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
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of June 30, 2016 the rate was 6.65%.
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
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of June 30, 2016 and during the period since the Company entered into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
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
As of June 30, 2016, the entire balance of $7.9 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $3.9 million has also been classified as Notes payable, current

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company has not entered into any new operating leases or amended any existing operating leases during the six months ended June 30, 2016.

Commitments

During the six months ended June 30, 2016, there have been no significant additions to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. During the three months ended June 30, 2016, the Company and plaintiffs reached a settlement agreement, subject to court approval, for an amount of approximately $3.3 million. Accordingly, the Company has recorded a liability in Accrued expenses on its Balance Sheet. Additionally, the Company has recorded a corresponding receivable in Prepaid expenses and other current assets on its Balance Sheet for the expected reimbursement under its insurance policies.
The court granted preliminary approval of the parties' proposed settlement on June 28, 2016, and scheduled a fairness hearing for November 9, 2016. At that hearing, the court will consider whether to grant final approval of the proposed settlement. The Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company would be successful in its defense of the securities

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

class action if the proposed settlement is not approved (including through any appeals), and there is no assurance that the insurance coverage would be sufficient or that the insurance carriers would cover all claims or litigation costs.
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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at June 30, 2016 and December 31, 2015 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of June 30, 2016
Financial Assets:
Money market deposit accounts	$8,280	$8,280	—	—
As of December 31, 2015
Financial Assets:
Money market deposit accounts	$2,732	$2,732	—	—
Financial Assets Carried at Amortized Cost
As of June 30, 2016
Short-term marketable securities	$7,911	$4,998	$2,916	—
As of December 31, 2015
Short-term marketable securities	$28,809	$2,000	$26,772	—
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$170	$202	$380	$374
Restricted stock	$185	$386	$370	$717

The Company granted approximately 1,001,000 stock options and 25,000 shares of restricted stock during the six months ended June 30, 2016, valued at approximately $0.6 million and $0.01 million, respectively. The Company granted approximately 910,000 stock options and 375,000 shares of restricted stock valued at approximately $2.6 million and $1.6 million, respectively during the six months ended June 30, 2015.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

For the Six Months Ended June 30,
	2016	2015
Expected life in years	5.5-6.2	5.8-6.3
Interest rate	1.27%-1.92%	1.06%-1.80%
Volatility	80%-88%	75% - 90%
Dividend yield	—	—
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

15. WARRANTS
As of June 30, 2016, there were 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss applicable to common shareholders (thousands)	$(7,561)	$(9,240)	$(15,736)	$(18,101)
Basic and diluted weighted average common shares outstanding	17,537,290	17,260,628	17,531,855	17,240,944
Basic and diluted loss per share	$(0.43)	$(0.54)	$(0.90)	$(1.05)

As the Company incurred a loss for the three and six months ended June 30, 2016 and 2015, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	17,537,290	17,260,628	17,531,855	17,240,944
Dilutive effect of unvested restricted stock	9,212	—	4,606	107,791
Basic weighted average shares outstanding had the Company not incurred a loss	17,546,502	17,260,628	17,536,461	17,348,735
Dilutive effect of stock options	317	88,134	338	107,025
Diluted weighted average shares outstanding had the Company not incurred a loss	17,546,819	17,348,762	17,536,799	17,455,760

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the six months ended June 30, 2016, the Company had three customers which each generated more than 10% of the Company’s revenues and during the six months ended June 30, 2015, the Company had four customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Customer A	$1,113	$651
Customer B	$702	$572
Customer C	$348	$395
Customer D	*	$348
* Customer revenues below 10% in period.

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

•
our ability to achieve or sustain profitability and if we are unable to achieve or sustain profiatbility, we may need to write-off certain intangible assets if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations;

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

•
our ability to obtain court approval of the settlement agreement for, or if such court approval is not obtained, defend against the securities class action lawsuit, the resolution of which in a manner adverse to us could have an adverse effect on our financial condition and business;

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
We are focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. We believe that other available pathogen test methods have significant performance gaps with respect to accuracy, time to results and automation, which are areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. Our Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies. In addition, we are developing a molecular chemistry and instrument platform in the near term, which is expected to address the needs of lower-volume throughput food safety customers and to have potential clinical applications
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Additionally, this lengthy sales cycle may cause revenue and operating results to vary significantly from period to period. Through June 30, 2016, we have installed 46 Atlas instruments pursuant to commercial agreements, and for the three and six months ended June 30, 2016, we generated approximately $1.8 million and $3.5 million in revenue respectively, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of June 30, 2016, our accumulated deficit was $185.3 million. We expect to continue to incur operating losses over the near term as we pursue our commercial strategy, operate as a public company and continue development of products and technology. In order to achieve and sustain profitability, we will need to significantly increase our revenue and the number of customers that are using our products.
Financial Operations Overview
Revenue
Our revenue is derived primarily from the sale of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Our Atlas Detection Assays and our consumable supplies are designed to be used only on our Atlas instruments and our Atlas instruments will only accept our Atlas Detection Assays and our consumable supplies. This closed system model enables us to generate recurring revenue from the sale of our Atlas Detection Assays and other consumable supplies for use with each Atlas instrument we place. We mostly place our Atlas instruments with customers through reagent rental agreements, and recover the cost of providing the Atlas instruments, including services related to instrument maintenance, repairs, installation and training to our customers, in the amount charged for our Atlas Detection Assays. The reagent rental agreements are typically for a one-year initial period with automatic renewal provisions, and have no minimum purchase obligations.
Shipping and handling costs incurred by us are included in our billings to customers. Revenue is generally recognized when our Atlas Detection Assays and other consumable supplies are shipped to the customer.
In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and during the six months ended June 30, 2016, we sold one Atlas instrument.

Potential customers for our products typically need to commit significant time and resources to evaluate our products, due to the nature and cost of our products and their impact on the potential customers’ businesses. To date, it has been difficult for us to accurately project revenues and other operating results due to these and other factors. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly or annual basis
Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increased usage of our Atlas Detection Assays. During the three and six months ended June 30, 2016 we increased the number of instruments placed with customers by two and five, respectively. We do not expect our revenue to increase significantly in the near term until we place additional instruments and drive adoption of our assays, including our new Atlas Listeria Environmental Detection Assay which we made available to customers late in the fourth quarter of 2015.
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
In addition, we are developing a molecular chemistry and instrument platform in the near term, which is expected to address the needs of lower-volume throughput food safety customers and to have potential clinical applications. We expect our research and development expenses to remain approximately at their current level for the remainder of 2016.
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
We expect our selling, general and administrative expenses to remain at approximately the current level during the remainder of 2016.
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
We expect our interest expense to remain at approximately the current level for the remainder of 2016.

Results Of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,824	$1,466	$358	24%
Operating Expenses
Cost of revenue	2,048	1,755	293	17%
Research and development	1,496	1,876	(380)	(20)%
Selling, general and administrative	4,496	5,416	(920)	(17)%
Amortization of intangible asset	939	937	2	—%
Total operating expenses	8,979	9,984	(1,005)	(10)%
Loss from operations	(7,155)	(8,518)	1,363	(16)%
Other (expense) income:
Interest income (expense), net	(404)	(718)	314	(44)%
Net loss	$(7,561)	$(9,240)	$1,679	(18)%
Revenue
Revenue increased by $0.3 million to $1.8 million for the three months ended June 30, 2016, from $1.5 million for the three months ended June 30, 2015. During the three months ended June 30, 2016, we sold 215,000 Atlas Detection Assays compared to 169,000 during the three months ended June 30, 2015.
As of June 30, 2016, we had 46 instruments placed with customers under commercial agreements, compared to 41 instruments as of June 30, 2015. For the three months ended June 30, 2016, the average revenue per instrument placed under commercial agreements was approximately $41,000, compared to $36,000 for the three months ended June 30, 2015. During the three months ended June 30, 2016, three customers each accounted for more than 10% of revenues and generated approximately $1.1 million of revenue compared to three customers who generated $0.8 million of revenue in the three months ended June 30, 2015.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.2 million, to $2.0 million for the three months ended June 30, 2016, from $1.8 million for the three months ended June 30, 2015. The increase was primarily due to inventory provisions in the three months ended June 30, 2016 which increased by $0.2 million compared to the inventory provisions in the three months ended June 30, 2015.
Research and Development
Research and development expense decreased by $0.4 million to $1.5 million for the three months ended June 30, 2016, from $1.9 million for the three months ended June 30, 2015. The decrease was primarily due to a $0.1 million decrease in payroll related expenses as a result of reduced headcount, a $0.1 million decrease in use of supplies and a $0.1 million decrease in external development services.

Selling, General and Administrative
Selling, general and administrative expense decreased by $0.9 million, to $4.5 million for the three months ended June 30, 2016, from $5.4 million for the three months ended June 30, 2015. The decrease was primarily due to a $0.6 million decrease in payroll related expenses as a result of reduced headcount and a $0.2 million decrease in outside services primarily due to a decrease in legal fees of $0.4 million partially offset by an increase in consulting fees of $0.2 million.
Amortization of intangible assets

Amortization of intangibles was unchanged for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.3 million to $0.4 million for the three months ended June 30, 2016, from net interest expense of $0.7 million for the three months ended June 30, 2015. The decrease was primarily due to $0.2 million recognized upon the early repayment of the TriplePoint loan in May 2015 as well as the decreased principal outstanding on our debt.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$3,451	$2,976	$475	16%
Operating Expenses
Cost of revenue	4,124	3,719	405	11%
Research and development	3,483	3,765	(282)	(7)%
Selling, general and administrative	8,880	10,529	(1,649)	(16)%
Amortization of intangible asset	1,879	1,874	5	—%
Total operating expenses	18,366	19,887	(1,521)	(8)%
Loss from operations	(14,915)	(16,911)	1,996	(12)%
Other (expense) income:
Interest income (expense), net	(822)	(1,184)	362	(31)%
Net loss	$(15,736)	$(18,101)	$2,365	(13)%
Revenue
Revenue increased by $0.5 million, to $3.5 million for the six months ended June 30, 2016, from $3.0 million, for the six months ended June 30, 2015, primarily as a result of increased demand for our Atlas Detection Assays and the sale of one Atlas instrument. During the six months ended June 30, 2016, we sold 412,000 Atlas Detection Assays compared to 329,000 in the six months ended June 30, 2015.
As of June 30, 2016, we had 46 instruments placed with customers under commercial agreements, compared to 41 instruments as of June 30, 2015. For the six months ended June 30, 2016, the average revenue per instrument placed under commercial agreements was approximately $79,000, compared to $73,000 for the six months ended June 30, 2015. This increase was due to higher utilization of the instruments placed under commercial agreements. Our three largest customers, which each accounted for more than 10% of revenues, generated approximately $2.2 million of revenue in the six months ended June 30, 2016, compared to four customers which each accounted for more than 10% of revenues who generated approximately $2.0 million in the six months ended June 30, 2015.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.4 million to $4.1 million for the six months ended June 30, 2016, from $3.7 million for the six months ended June 30, 2015. The increase was primarily due inventory provisions in the six months ended June 30, 2016 being higher than the inventory provisions in the six months ended June 30, 2015 by approximately $0.3 million, as well as higher sales volumes.
Research and Development

Research and development expense decreased by $0.3 million, to $3.5 million for the six months ended June 30, 2016, from $3.8 million for the six months ended June 30, 2015. The decrease was primarily due to a $0.3 million decrease in payroll related expenses as a result of reduced headcount, a $0.1 million decrease in supplies used and a $0.1 million decrease in depreciation partially offset by an increase of $0.2 million in external development services.

Selling, General and Administrative
Selling, general and administrative expense decreased by $1.6 million, to $8.9 million for the six months ended June 30, 2016, from $10.5 million for the six months ended June 30, 2015. Payroll related expenses decreased by approximately $1.2 million, primarily driven by a decrease in headcount affected in the fourth quarter of 2015 and consulting services decreased by approximately $0.4 million.
Amortization of intangible assets
Amortization of intangibles were unchanged at $1.9 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.4 million to $0.8 million for the six months ended June 30, 2016, from net interest expense of $1.2 million for the six months ended June 30, 2015. The decrease was primarily due to $0.2 million recognized upon the early repayment of the TriplePoint loan in May 2015 and a higher outstanding balance during the six months ended June 30, 2015 compared to the six months ended June 30, 2016.

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

We have incurred negative cash flows from operating and investment activities since our inception in 2009, and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe, as well as development of a small volume instrument. At June 30, 2016, we had cash and cash equivalents of $8.9 million and marketable securities of $7.9 million and an accumulated deficit of $185.3 million.
The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015, respectively (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(12,604)	$(12,558)
Net cash provided by investing activities	20,547	10,187
Net cash used in financing activities	(2,472)	(382)
Net increase (decrease) in cash and cash equivalents	$5,471	$(2,753)

Operating Activities
Net cash used in operating activities was $12.6 million for the six months ended June 30, 2016 and resulted from $15.7 million net loss and $1.7 million net changes in operating assets and liabilities, partially offset by $4.8 million in non-cash items, principally depreciation and amortization, share-based compensation expense, provisions for inventory and non-cash interest expense.
Net cash used in operating activities was $12.6 million for the six months ended June 30, 2015 and resulted from $18.1 million net loss, partially offset by $5.2 million in non-cash items, principally depreciation and amortization, change in fair value of financial instruments, provisions for inventory, share-based compensation expense, non-cash interest expense and inventory provisions, and $0.3 million net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $20.5 million for the six months ended June 30, 2016 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities was $10.2 million for the six months ended June 30, 2015 and was primarily the result of maturities of marketable securities that were not reinvested.
Financing Activities
Net cash used in financing activities was $2.5 million for the six months ended June 30, 2016 and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with Comerica of $2.0 million, and deferred payments made to Gen-Probe under our supply agreement of $0.5 million. Net cash used in financing activities for the six months ended June 30, 2015 was $0.4 million and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with TriplePoint Capital of $5.4 million partially offset by proceeds under the amendment of our loan and security agreement with Comerica of $5.0 million.
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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 6.65% as of June 30, 2016.
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
In May 2015, we paid off the remaining amounts due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $350,000 final payment fee and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million, extended the interest-only period from June 1, 2015 until December 31, 2015 and extended the overall term by 12 months. In January, we began making monthly payments which consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule.
Pursuant to the Comerica Amendment we are required to maintain at least $5,000,000 of unrestricted cash and/or marketable securities with Comerica at all times. As of June 30, 2016 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of June 30, 2016, we had $8.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
In connection with entering into the loan and security agreements in November 2013, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings in March 2014, the TriplePoint warrants became exercisable for an additional 156,863 shares. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share and as a result became exercisable for 46,176 shares of Common Stock with an exercise price of $14.08..
In connection with the Comerica Amendment in May 2015, we issued an additional warrant to Comerica to purchase up to an aggregate of 52,265 shares of Common Stock at $2.87 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 10,656 shares of common stock from $14.08 per share to $2.87 per share.
As of June 30, 2016, there are 323,078 warrant shares outstanding with a weighted average exercise price of $9.78 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement, dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000.  We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and to reimburse Cantor Fitzgerald for certain specified expenses.  As of August 1, 2016, we had not sold any shares under this Sales Agreement.

Contractual Obligations and Commitments
For the six months ended June 30, 2016, there were no significant additions to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2015. The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$14,031	$2,328	$6,703	$5,000	$—
Operating lease obligations(2)	3,422	1,080	1,747	595	—
Purchase obligations(3)	1,018	1,018	—	—	—
Notes payable(4)	8,040	8,040	—	—	—
Total contractual obligations	$26,511	$12,466	$8,450	$5,595	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of June 30, 2016 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $3.7 million on the Balance Sheet as of June 30, 2016. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $8.2 million on the Balance Sheet as of June 30, 2016.

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

(4)
Such amounts include total principal repayments of $8.0 million and final payment fees of $0.04 million, of which approximately $4.0 million is due within one year from the Balance Sheet date. The remaining amounts are shown as being due in less than one year as our loan agreement contains a material adverse change clause which allows the lender to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $0.2 million during the remainder of 2016.

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

As of June 30, 2016, our cash and cash equivalents of $8.9 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of June 30, 2016, we had $7.9 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $7.9 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of June 30, 2016, we had $8.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with our Listeria assays apparently arising from the customers’ employees’ inability to follow tour Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. During the three months ended June 30, 2016, we and the plaintiffs reached a settlement agreement, subject to court approval, for an amount of approximately $3.3 million. Accordingly, we have recorded a liability on our Balance Sheet. Additionally, we have recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.
The court granted preliminary approval of the parties' proposed settlement on June 28, 2016, and scheduled a fairness hearing for November 9, 2016. At that hearing, the court will consider whether to grant final approval of the proposed settlement. We have various insurance policies related to the risk associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that we would be successful in our defense of the securities class action if the proposed settlement is not approved (including through any appeals), and there is no assurance that our insurance coverage would be sufficient or that our insurance carriers would cover all claims or litigation costs.
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

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of June 30, 2016, we have used $37.5 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $29.5 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock certain of our employees may elect to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
During the three months ended June 30, 2016, no shares were withheld and transferred back to us to cover tax liabilities.

ITEM 5.	OTHER INFORMATION

As previously disclosed, on February 22, 2016, we received a written notice from the Listing Qualifications department of The NASDAQ Stock Market (the "Notice") indicating that we are not in compliance with the $1.00 Minimum Bid Price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The Notice indicated that we will be provided 180 calendar days in which to regain compliance. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the NASDAQ Staff will provide us with a written confirmation of compliance and the matter will be closed.

In the event we do not regain compliance with Rule 5450(a)(1) prior to the expiration of the 180 calendar day period, the NASDAQ Staff will provide us with written notification that its securities are subject to delisting from The NASDAQ Global Market. At that time, we may appeal the delisting determination to a Hearings Panel. Alternatively, if we fail to regain compliance with Rule 5450(a)(1) prior to the expiration of the 180 calendar day period, we may apply to transfer to The NASDAQ Capital Market and will be afforded the remainder of the applicable compliance period set forth in Rule 5810(c)(3)(A)(ii), provided that (i) we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the NASDAQ Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) we notify NASDAQ of our intent to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary.

At our 2016 annual meeting, our stockholders approved an amendment to our certificate of incorporation and grant of discretionary authority to our Board of Directors to effect a reverse stock split at any time prior to the 2017 annual meeting for the purpose of complying with applicable listing requirements under the NASDAQ Marketplace Rules. There can be no assurance, however, that the Board of Directors will effect such a reverse stock split or that we can maintain compliance with the applicable NASDAQ listing rules after such a reverse stock split.

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	August 5, 2016	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2016	By: /s/ Lars Boesgaard
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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of June 30, 2016 and December 31, 2015 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2016 and 2015, (c) our Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

**	Furnished herewith