Form 10-Q
period 2016-09-30
Roka BioScience, Inc.
filed 2016-11-08
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 1, 2016 was 1,841,121.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I – FINANCIAL INFORMATION

ROKA BIOSCIENCE, INC.
Condensed Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,960	$3,441
Short-term marketable securities	21,909	28,809
Trade accounts receivable, net of $0 allowance for doubtful accounts	942	649
Inventories	3,882	3,939
Prepaid expenses and other current assets	5,902	5,271
Total current assets	41,595	42,109
Property and equipment, net	8,288	9,822
Intangible assets, net	19,590	22,408
Other assets	264	264
Total assets	$69,737	$74,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,119	$675
Short-term deferred payments	2,338	1,343
Notes payable, current	6,949	9,851
Accrued expenses and other current liabilities	5,574	6,767
Total current liabilities	15,980	18,636
Deferred payments	9,427	10,737
Other long-term liabilities	282	317
Total liabilities	25,689	29,690
Commitments and Contingencies (See Note 11)
Stockholders' Deficit:
Series A convertible preferred stock,$0.001 par value 22,500 shares authorized, issued and outstanding at September 30, 2016, zero shares authorized, issued and outstanding at December 31, 2015	6,559	—
Common stock, $0.001 par value:
500,000,000 shares of common stock authorized; 1,793,991 shares issued and 1,788,419 shares outstanding, respectively at September 30, 2016; 1,791,492 shares issued and 1,786,325 shares outstanding at December 31, 2015	18	18
Additional paid-in capital	232,361	214,578
Treasury stock, at cost: 5,572 shares at September 30, 2016 and 5,166 shares at December 31, 2015	(84)	(79)
Accumulated deficit	(194,806)	(169,604)
Total stockholders’ equity	44,048	44,913
Total liabilities and stockholders’ equity	$69,737	$74,603
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,885	$1,508	$5,336	$4,484
Operating expenses:
Cost of revenue	1,984	1,672	6,108	5,391
Research and development	1,623	2,058	5,107	5,823
Selling, general and administrative	4,533	4,924	13,413	15,453
Amortization of intangible assets	939	937	2,818	2,811
Total operating expenses	9,079	9,591	27,446	29,478
Loss from operations	(7,194)	(8,083)	(22,110)	(24,994)
Other income (expense):
Interest income (expense), net	(379)	(404)	(1,200)	(1,588)
Loss before income taxes	(7,573)	(8,487)	(23,310)	(26,582)
Income tax provision (benefit)	16	4	14	10
Net loss and comprehensive loss	$(7,589)	$(8,491)	$(23,324)	$(26,592)
Deemed dividend applicable to beneficial conversion feature of Series A preferred stock	(1,878)	—	(1,878)	—
Net loss applicable to common shareholders	(9,467)	(8,491)	(25,202)	(26,592)
Net Loss per Common Share:
Basic and diluted	$(5.39)	$(4.91)	$(14.37)	$(15.40)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	1,754,608	1,730,349	1,753,663	1,726,204
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
Condensed Statement of Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	—	1,765,835	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of taxes withheld	—	—	32,543	—	(71)	—	—	(71)
Forfeiture of unvested restricted shares	—	—	(16,289)	—	—	—	—	—
Issuance of Warrants for Common Stock	—	—				100		100
Exercise of options for Common Stock	—	—	4,236	—	—	78	—	78
Stock-based compensation expense	—	—	—	—	—	2,331	—	2,331
Net loss	—	—	—	—	—	—	(36,600)	(36,600)
Balance at December 31, 2015	—	—	1,786,325	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	2,094	—	(5)	—	—	(5)
Issuance of Warrants, net of issuance costs						8,901		8,901
Issuance of Preferred Stock, net of issuance costs	22,500	12,429						12,429
Adjustment of preferred stock for beneficial conversion		(7,748)				7,748		—
Stock-based compensation expense	—	—	—	—	—	1,134	—	1,134
Deemed dividend		1,878					(1,878)	—
Net loss			—	—	—	—	(23,324)	(23,324)
Balance at September 30, 2016	22,500	6,559	1,788,419	$18	$(84)	$232,361	$(194,806)	$44,048
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
Condensed Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,324)	$(26,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,500	4,543
Provisions for inventory	674	374
Share-based compensation expense	1,134	1,600
Non-cash interest expense	799	1,138
Changes in operating assets and liabilities:
Accounts receivable	(293)	(154)
Inventories	(400)	189
Prepaid expenses and other assets	(472)	607
Accounts payable and accrued expenses	(1,374)	—
Other liabilities	(35)	(12)
Net cash used in operating activities	(18,791)	(18,307)
Cash flows from investing activities
Purchases of property and equipment	(249)	(165)
Proceeds from sale of property and equipment	60	71
Purchase of marketable securities	(19,027)	(9,856)
Proceeds from maturities of marketable securities	25,768	28,040
Net cash provided by investing activities	6,552	18,090
Cash flows from financing activities
Gross proceeds from issuance of convertible preferred stock and warrants	22,500	—
Payments for issuance costs of preferred stock and investor warrants	(1,026)	—
Net proceeds from issuance of debt and warrants	—	4,950
Principal repayments	(3,000)	(5,350)
Deferred payments	(711)	—
Proceeds from exercise of stock options	—	77
Restricted shares withheld for taxes	(5)	(14)
Net cash provided by (used in) financing activities	17,758	(337)
Net change in cash and cash equivalents	5,519	(554)
Cash and cash equivalents, beginning of period	3,441	7,503
Cash and cash equivalents, end of period	$8,960	$6,949
The accompanying notes are an integral part of these condensed financial statements

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. BUSINESS OVERVIEW
Business
Roka Bioscience, Inc. (“Roka” or “the Company”) is initially focused on the development and commercialization of molecular assay technologies for the detection of foodborne pathogens. The Company was established in September 2009 through the acquisition of industrial testing assets and technology from Gen-Probe Incorporated, which was subsequently acquired by Hologic, Inc. (herein referred to as “Gen-Probe”).
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

On September 21, 2016, the Company closed a private placement of Series A Preferred Stock and warrants ("the Offering"), see Note 13 for further details.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 27, 2016 (the “2015 Form 10-K”). Accordingly, these condensed notes to the unaudited financial statements should be read in conjunction with the 2015 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2015. The condensed Balance Sheet as of December 31, 2015 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2015 Form 10-K.
Reverse Stock Split
In June 2016, the Company's shareholders approved an amendment to the Company's certificate of incorporation and grant of discretionary authority to the Board of Directors to effect a reverse stock split. On October 11, 2016, the Company's Board of Directors effected a 10:1 reverse stock split of the Company's common stock. In addition, effective on the date of the reverse stock split, the conversion price of the Company's Preferred Stock was adjusted proportionately and consequently, each share of Preferred Stock became convertible into approximately 143 shares of common stock. The Company’s historical share and per share information have been retroactively adjusted to reflect this reverse split and corresponding change in conversion ratio.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This standard clarifies the treatment of specific cash flow issues in order to reduce existing diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this new guidance will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This standard simplifies the accounting for share-based payment award transactions, including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this new guidance will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, creating Topic 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. This ASU defers the effective date of Update 2014-09 for all entities by one year, requiring the guidance in ASU 2014-09 to be applied for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Additionally, this ASU permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.  This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This standard addresses certain issues identified in Topic 606 in the guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of September 30, 2016 was held in demand accounts with one financial institution, which subjects the Company to significant concentration of credit risk.

4. MARKETABLE SECURITIES

As of September 30, 2016 and December 31, 2015, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2016
Short-term marketable securities
Debt securities	$21,892	$7	$(25)	$21,874
December 31, 2015
Short-term marketable securities
Debt securities	$28,809	$—	$(37)	$28,772

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of September 30,	As of December 31,
	2016	2015
Raw materials	$906	$1,244
Work in process	109	4
Finished goods	2,867	2,691
	$3,882	$3,939

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of September 30,	As of December 31,
	2016	2015
Atlas instruments placed with customers	$5,233	$4,730
Atlas instruments intended for placement(1)	4,576	5,173
Manufacturing equipment	2,779	2,779
Laboratory equipment	3,006	3,026
Computer and office equipment	1,576	1,479
Leasehold improvements	1,517	1,435
Software	1,142	1,142
Total property and equipment	$19,829	$19,764
Less: Accumulated depreciation	(11,541)	(9,942)

Total	$8,288	$9,822
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of September 30, 2016 and December 31, 2015, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $6.8 million and $7.7 million, respectively, net of accumulated depreciation of $3.0 million and $2.2 million, respectively.

Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$520	$548	$1,681	$1,732

7. INTANGIBLE ASSETS

In June 2014, the Company entered into an amendment to its license agreement with Gen-Probe. Under the amendment, the Company obtained a two-year option to reduce the royalty rate it pays to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of its IPO in July 2014, the Company exercised its option and issued to Gen-Probe 86,506 shares of common stock valued at $105.10 per share on the issuance date and made a cash payment of $8.0 million. The Company is required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	September 30, 2016	December 31, 2015
Intangible asset, gross	$28,259	$28,259
Accumulated amortization	(8,669)	(5,851)
Intangible asset, net	$19,590	$22,408

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of September 30,	As of December 31,
	2016	2015
Employee related	$1,797	$2,501
Professional services	232	527
Other	3,545	3,739
Total accrued expenses and other current liabilities	$5,574	$6,767
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

	As of September 30,	As of December 31,
	2016	2015
Current
Deferred payments, gross	$2,532	$1,645
Imputed interest	(194)	(302)
Deferred payments, net	$2,338	$1,343
Long-term
Deferred payments, gross	$1,136	$3,059
Imputed interest	(33)	(162)
Deferred payments, net	$1,103	$2,897

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In the three and nine months ended September 30, 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively, and in the three and nine months ended September 30, 2015, the Company recorded approximately $0.1 million and $0.3 million, respectively as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
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
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company will make monthly payments which will consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of September 30, 2016 the rate was 6.65%.
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
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of September 30, 2016 and during the period since the Company entered into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s common stock; and enter into certain transactions with affiliates.
In connection with the closing of the loan and security agreements in November 2013, the Company issued warrants to Comerica and TriplePoint, see Note 15 for further details. In connection with the Comerica Amendment, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 5,227 shares of common stock at $28.70 per share and modified the exercise price of the original warrant granted to Comerica under the Comerica Loan from $140.80 per share to $28.70 per share. The value of the new warrant and the incremental value due to the amendment of the original Comerica warrant were recorded as a reduction to Notes payable with a corresponding offset to Additional paid-in capital.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

In connection with the repayment of the TriplePoint Loan, the Company recorded approximately $0.2 million of Interest expense as the difference between the amount recorded in the Company's financial records and the amount paid.
As of September 30, 2016, the entire balance of $6.9 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $2.9 million has also been classified as Notes payable, current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.
11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company has not entered into any new operating leases or amended any existing operating leases during the nine months ended September 30, 2016.

Commitments

During the nine months ended September 30, 2016, there have been no significant additions to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assay apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. During the three months ended June 30, 2016, the Company and plaintiffs reached a settlement agreement, subject to court approval, for an amount of approximately $3.3 million. Accordingly, the Company recorded a liability in Accrued expenses on its Balance Sheet. Additionally,

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

the Company recorded a corresponding receivable in Prepaid expenses and other current assets on its Balance Sheet for the expected reimbursement under its insurance policies.
The court granted preliminary approval of the parties' proposed settlement on June 28, 2016, and scheduled a fairness hearing for November 9, 2016. At that hearing, the court will consider whether to grant final approval of the proposed settlement. The Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies. However, there is no assurance that the Company would be successful in its defense of the securities class action if the proposed settlement is not approved (including through any appeals), and there is no assurance that the insurance coverage would be sufficient or that the insurance carriers would cover all claims or litigation costs.
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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at September 30, 2016 and December 31, 2015 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of September 30, 2016
Financial Assets:
Money market deposit accounts	$5,758	$5,758	—	—
As of December 31, 2015
Financial Assets:
Money market deposit accounts	$2,732	$2,732	—	—
Financial Assets Carried at Amortized Cost
As of September 30, 2016
Short-term marketable securities	$21,909	$7,075	$14,817	—
As of December 31, 2015
Short-term marketable securities	$28,809	$2,000	$26,772	—
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

13. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Authorized stock

In connection with the seventh amended and restated certificate of incorporation effective on July 22, 2014, the total authorized shares of stock was changed to 520,000,000 of which 500,000,000 shares are designated as common stock with a par value of $0.001 per share and 20,000,000 shares are designated as preferred stock with a par value of $0.001 per share. In connection with the offering described under "Convertible Preferred Stock" below, on September 21, 2016, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to designate 22,500 shares of preferred stock as Series A Convertible Preferred Stock.

Convertible Preferred Stock

On September 21, 2016, the Company closed a private placement offering (the "Offering") in which it issued and sold 22,500 shares of Series A Preferred Stock ("Preferred Stock") and five-year warrants (the "Investor Warrants") to purchase an aggregate of approximately 3,214,299 shares of the Company’s common stock, par value $0.001 (the “Warrant Shares”) at a purchase price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $22.5 million. The shares of Preferred Stock are convertible into common stock at a conversion rate of $7.00 per share of common stock and are immediately convertible at the option of the holder up to the holder's pro rata share of 19.999% of the Company's common stock outstanding on the closing date of the transaction. All shares of Preferred Stock will automatically convert to common stock upon shareholder approval which is expected to be obtained at a special shareholder meeting scheduled for November 10, 2016. The Company allocated the proceeds of the Offering on the relative fair values of the Preferred Stock and the Investor Warrants. As a result of the allocation of the proceeds, the shares of Preferred Stock were determined to contain a beneficial conversion feature valued at $7.7 million. For the period ended September 30, 2016, the Company recorded a deemed dividend of $1.9 million related to the beneficial conversion feature of the Preferred Stock and will recognize the remaining portion of the beneficial conversion feature as a deemed dividend through the conversion date in the fourth quarter of 2016.

Registration rights
Holders of approximately 0.8 million shares of the Company's outstanding common stock have rights, subject to certain conditions, to require that the Company file a registration statement under the Securities Act covering the registration of such shares of common stock, as well as piggyback registration rights. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the registerable securities, which will expire upon the earlier of (i) five years after the Company's IPO and (ii) as to a holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

In connection with the Offering, on September 21, 2016, the Company entered into a registration rights agreement which provides that the Company will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a resale shelf registration statement covering the Conversion Shares and Warrant Shares. Accordingly, on October 7, 2016, the Company filed an S-3 registration statement which was declared effective on October 24, 2016 enabling registration of the Conversion Shares and the Warrant Shares. The Company is required to maintain the effectiveness of such registration statement until the earlier of: (i) the date that all registrable securities covered by such registration statement have been sold, thereunder or pursuant to Rule 144 or (ii) the date that all registrable securities covered by such registration statement may be sold without limitation pursuant to Rule 144 (the “Effectiveness Period”). Subject to certain exceptions set forth in the registration rights agreement, if the Company fails to maintain the effectiveness of the registration statement during the Effectiveness Period, the Company will be required to pay to each holder an amount in cash equal to the product of 1.5% multiplied by the aggregate purchase price paid by such holder pursuant to the securities purchase agreement, subject to a cap of equal to 10.0% of the aggregate purchase paid by such holder pursuant to the securities purchase agreement.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

14. STOCK-BASED COMPENSATION
Effective upon the closing of the IPO, the Company adopted the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially made available 108,695 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. The number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2015 and ending on (and including) January 1, 2024, in an amount equal to 3% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year.
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 202,885 shares to employees, consultants and directors of the Company. Effective upon adoption of the 2014 Plan, the Company does not intend to issue additional shares under the 2009 Plan.
Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$209	$209	$589	$584
Restricted stock	$174	$300	$544	$1,016

The Company granted approximately 100,100 stock options and 2,500 shares of restricted stock during the nine months ended September 30, 2016, valued at approximately $0.6 million and $0.01 million, respectively. The Company granted approximately 94,000 stock options and 37,500 shares of restricted stock valued at approximately $2.7 million and $1.6 million, respectively, during the nine months ended September 30, 2015.
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

15. WARRANTS

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2016, there were 3,460,830 warrant shares outstanding with a weighted average exercise price of $7.18 per share.
Warrants Issued Prior to IPO
Immediately prior to the Company's IPO, the Company had Series B Warrants outstanding which allowed their holders to purchase 2,480,000 shares of Series B at an exercise price of $1.00 per share. In connection with the IPO, the warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series B warrant share. Such warrants expired in September 2016, and based upon the Company's stock price at the time, no shares were issued.
In connection with the closing of the loan and security agreements in November 2013 discussed in Note 10, the Company issued warrants to Comerica and TriplePoint to purchase up to an aggregate of 352,941 shares of Series E with an exercise price of $1.28. Upon issuance, the Company recorded liabilities of approximately $0.03 million and $0.06 million for the warrants issued to Comerica and TriplePoint, respectively. The initial fair value of the warrant issued to Comerica of approximately $0.03 million was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the warrants issued to TriplePoint of approximately $0.06 million were capitalized in Other assets on the Balance Sheet as part of debt issuance costs and were amortized to Interest expense. In connection with the borrowings made under the TriplePoint Loan in March 2014, one of the TriplePoint warrants became exercisable for an additional 156,863 shares of Series E. The related fair value of approximately $0.1 million was deemed a discount on the debt issued by TriplePoint and was accreted to interest expense over the term of the TriplePoint Loan through the early payoff in May 2015, at which time the remaining discount was charged to interest expense. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As a result, and subsequent to the reverse stock split conducted in October 2016, such warrants became exercisable for 4,618 shares of common stock with an exercise price of $140.80.
Warrants Issued Subsequent to IPO
In connection with the Comerica Amendment on May 29, 2015, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 5,227 shares of common stock at $28.70 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 1,066 shares of common stock from $140.80 per share to $28.70 per share.
In connection with the Offering discussed in Note 13, the Company issued Investor Warrants to purchase up to an aggregate of approximately 3,214,299 shares of the Company’s common stock and warrants to the placement agent to purchase up to an aggregate of approximately 236,684 shares of the Company's common stock (the "Placement Warrants"). The Investor Warrants and Placement Warrants have an exercise price of $7.00 and expire five years from the date of issuance.

16. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. The weighted-average common shares outstanding excludes unvested restricted stock which although such shares are legally issued and outstanding, are not required to share in losses of the Company and are therefore excluded from the net loss per share calculation. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, Preferred Stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss applicable to common shareholders (thousands)	$(7,589)	$(8,491)	$(23,324)	$(26,592)
Deemed dividend	(1,878)	—	(1,878)	—
Net loss applicable to common shareholders for computing loss per share(thousands)	$(9,467)	$(8,491)	$(25,202)	$(26,592)
Basic and diluted weighted average common shares outstanding	1,754,608	1,730,349	1,753,663	1,726,204
Basic and diluted loss per share	$(5.39)	$(4.91)	$(14.37)	$(15.40)

As the Company incurred a loss for the three and nine months ended September 30, 2016 and 2015, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential common stock shares issuable for stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential common stock shares issuable for Preferred Stock, stock options and warrants on the weighted-average number of common stock shares outstanding would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	1,754,608	1,730,349	1,753,663	1,726,204
Dilutive effect of unvested restricted stock	1,680	—	867	7,186
Basic weighted average shares outstanding had the Company not incurred a loss	1,756,288	1,730,349	1,754,530	1,733,390
Dilutive effect of Convertible Preferred Stock	314,441	—	104,814	—
Dilutive effect of warrants	54,314	—	18,105	—
Dilutive effect of stock options	17	7,828	28	9,744
Diluted weighted average shares outstanding had the Company not incurred a loss	2,125,060	1,738,177	1,877,477	1,743,134

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the nine months ended September 30, 2016, the Company had two customers which each generated more than 10% of the Company’s revenues and during the nine months ended September 30, 2015, the Company had four customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Customer A	$1,653	$1,040
Customer B	$1,090	$889
Customer C	*	$623
Customer D	*	$463
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

•
the ability of our Atlas Detection Assays and Atlas instrument to gain market acceptance, particularly from key thought leaders in the industry, regulatory agencies, major food companies and third-party food safety testing laboratories;

•	our ability to increase our revenue, instrument placements and average revenue per instrument;

•
our ability to achieve or sustain profitability and if we are unable to achieve or sustain profitability, we may need to write-off certain intangible assets if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations;

•	the ability of our Atlas solution to provide our customers with accurate, timely test results and improved laboratory efficiencies;

•	our relationship with Gen-Probe under our license and supply agreements;

•
our relationships with key suppliers, including certain single source suppliers such as Gen-Probe, from whom we obtain our Atlas instrument and related parts and certain components and materials used in our Atlas Detection Assays;

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

•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other reports that we file with the Securities and Exchange Commission.

Moreover, we operate in a very competitive and rapidly changing environment, where new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Through September 30, 2016, we have installed 49 Atlas instruments pursuant to commercial agreements, and for the three and nine months ended September 30, 2016, we generated approximately $1.9 million and $5.3 million in revenue respectively, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of September 30, 2016, our accumulated deficit was $194.8 million. We expect to continue to incur operating losses over the near term as we pursue our commercial strategy, operate as a public company and continue development of products and technology. In order to achieve and sustain profitability, we will need to significantly increase our revenue and the number of customers that are using our products.
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
In addition to the sale of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and during the nine months ended September 30, 2016, we sold one Atlas instrument.

Potential customers for our products typically need to commit significant time and resources to evaluate our products, due to the nature and cost of our products and their impact on the potential customers’ businesses. To date, it has been difficult for us to accurately project revenues and other operating results due to these and other factors. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our financial results may fluctuate on a quarterly or annual basis
Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increased usage of our Atlas Detection Assays. During the three and nine months ended September 30, 2016 we increased the number of instruments placed with customers by three and eight, respectively. We do not expect our revenue to increase significantly in the near term until we place additional instruments and drive adoption of our assays.
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
We expect our cost of revenue to increase as we place additional Atlas instruments and manufacture and sell an increasing number of our Atlas Detection Assays and consumable supplies. We estimate cost of revenue as a percentage of revenue will decrease in future periods to the extent our manufacturing and sales volumes of Atlas Detection Assays increase.
Research and development
Our research and development expenses are primarily associated with costs incurred for development, improvements and support activities for our Atlas instruments and Atlas Detection Assays. These expenses consist principally of payroll, employee benefits, as well as fees for contract research, consulting services and laboratory supplies. We expense all research and development costs as incurred.
In addition, we are currently developing a molecular chemistry and instrument platform, which is expected to address the needs of lower-volume throughput food safety customers and to have potential clinical applications. We expect our research and development expenses to remain approximately at their current level for the remainder of 2016.
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
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 86,506 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet in the third quarter of 2014. This addition is being amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. In addition to the payments outlined above, the amendment to the license agreement provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid. As a result, we anticipate amortization expenses for these intangible assets to increase in future periods if these additional milestone payments are made. We assess our intangible and other long-lived assets for impairment whenever events or other changes in circumstances suggest that the carrying value of an asset group may not be recoverable based on its undiscounted future cash flows. For example, if our commercialization efforts are not successful, or if commercialization progress takes longer than anticipated, we may recognize a non-cash impairment charge with respect to the asset group including our intangible asset and other long-lived assets in future periods.
Other Income (Expenses)
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institution as well as our short-term and long-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institution and the amount of funds held in cash accounts and marketable securities. Interest expense during the periods presented is associated with the $10.0 million of debt initially outstanding under the two loan and security agreements we entered into in November 2013, the repayment of the TriplePoint loan and the amendment to the Comerica loan in the three months ended June 30, 2015, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
We expect our interest expense to remain at approximately the current level for the remainder of 2016.

Results Of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,885	$1,508	$377	25%
Operating Expenses
Cost of revenue	1,984	1,672	312	19%
Research and development	1,623	2,058	(435)	(21)%
Selling, general and administrative	4,533	4,924	(391)	(8)%
Amortization of intangible asset	939	937	2	—%
Total operating expenses	9,079	9,591	(512)	(5)%
Loss from operations	(7,194)	(8,083)	889	(11)%
Other (expense) income:
Interest income (expense), net	(379)	(404)	25	(6)%
Net loss and comprehensive loss	$(7,589)	$(8,491)	$902	(11)%
Revenue
Revenue increased by $0.4 million to $1.9 million for the three months ended September 30, 2016, from $1.5 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, we sold 225,000 Atlas Detection Assays compared to 183,000 during the three months ended September 30, 2015.
As of September 30, 2016, we had 49 instruments placed with customers under commercial agreements, compared to 39 instruments as of September 30, 2015. For the three months ended September 30, 2016, the average revenue per instrument placed under commercial agreements was approximately $40,000, compared to $39,000 for the three months ended September 30, 2015. During the three months ended September 30, 2016, two customers each accounted for more than 10% of revenues and generated approximately $0.9 million of revenue compared to four customers who generated $1.1 million of revenue in the three months ended September 30, 2015.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.3 million, to $2.0 million for the three months ended September 30, 2016, from $1.7 million for the three months ended September 30, 2015. The increase was primarily due to direct costs related to increased sales volume of approximately $0.4 million, partially offset by a $0.1 million decrease in instrument service costs.
Research and Development
Research and development expense decreased by $0.5 million to $1.6 million for the three months ended September 30, 2016, from $2.1 million for the three months ended September 30, 2015. The decrease was primarily due to a $0.3 million decrease in use of supplies and a $0.2 million decrease in payroll related expenses as a result of reduced headcount.

Selling, General and Administrative
Selling, general and administrative expense decreased by $0.4 million, to $4.5 million for the three months ended September 30, 2016, from $4.9 million for the three months ended September 30, 2015. The decrease was primarily due to a $0.3 million decrease in outside services primarily due to a decrease in legal fees of $0.4 million partially offset by an increase in consulting fees of $0.1 million and a decrease of $0.2 million in payroll related expenses as a result of reduced headcount.
Amortization of intangible assets
Amortization of intangibles was unchanged for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Other (Expense) Income
Interest Income (Expense), net
Net interest expense remained approximately the same at $0.4 million for the three months ended September 30, 2016 and the three months ended September 30, 2015

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$5,336	$4,484	$852	19%
Operating Expenses
Cost of revenue	6,108	5,391	717	13%
Research and development	5,107	5,823	(716)	(12)%
Selling, general and administrative	13,413	15,453	(2,040)	(13)%
Amortization of intangible asset	2,818	2,811	7	—%
Total operating expenses	27,446	29,478	(2,032)	(7)%
Loss from operations	(22,110)	(24,994)	2,884	(12)%
Other (expense) income:
Interest income (expense), net	(1,200)	(1,588)	388	(24)%
Net loss and comprehensive loss	$(23,324)	$(26,592)	$3,268	(12)%
Revenue
Revenue increased by $0.8 million, to $5.3 million for the nine months ended September 30, 2016, from $4.5 million, for the nine months ended September 30, 2015, primarily as a result of increased demand for our Atlas Detection Assays and the sale of one Atlas instrument. During the nine months ended September 30, 2016, we sold 637,000 Atlas Detection Assays compared to 512,000 in the nine months ended September 30, 2015.
As of September 30, 2016, we had 49 instruments placed with customers under commercial agreements, compared to 39 instruments as of September 30, 2015. For the nine months ended September 30, 2016, the average revenue per instrument placed under commercial agreements was approximately $117,000, compared to $115,000 for the nine months ended September 30, 2015. This increase was due to somewhat higher utilization of the instruments placed under commercial agreements. Our two largest customers, which each accounted for more than 10% of revenues, collectively generated approximately $2.7 million of revenue in the nine months ended September 30, 2016, compared to four customers which each accounted for more than 10% of revenues who collectively generated approximately $3.0 million in the nine months ended September 30, 2015.
Operating Expenses
Cost of Revenue
Cost of revenue increased by approximately $0.7 million to $6.1 million for the nine months ended September 30, 2016, from $5.4 million for the nine months ended September 30, 2015. The increase was primarily due to the impact from inventory provisions in the nine months ended September 30, 2016 being higher than the inventory provisions in the nine months ended September 30, 2015 by approximately $0.3 million, as well as direct costs related to higher sales volumes of approximately $0.3 million along with increased expenses related to sales, installation and service of Atlas instruments of approximately $0.2 million.
Research and Development
Research and development expense decreased by approximately $0.7 million, to $5.1 million for the nine months ended September 30, 2016, from $5.8 million for the nine months ended September 30, 2015. The decrease was primarily due to a $0.5 million decrease in payroll related expenses as a result of reduced headcount, a $0.4 million decrease in supplies used and a $0.1 million decrease in depreciation partially offset by an increase of $0.4 million in external development services.

Selling, General and Administrative
Selling, general and administrative expense decreased by approximately $2.1 million, to $13.4 million for the nine months ended September 30, 2016, from $15.5 million for the nine months ended September 30, 2015. Payroll related expenses decreased by approximately $1.3 million, primarily driven by a decrease in headcount affected in the fourth quarter of 2015, and consulting services decreased by approximately $0.7 million.
Amortization of intangible assets
Amortization of intangibles were unchanged for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.4 million to $1.2 million for the nine months ended September 30, 2016, from net interest expense of $1.6 million for the nine months ended September 30, 2015. The decrease was primarily due to $0.2 million recognized upon the early repayment of the TriplePoint loan in May 2015 and a higher outstanding debt balance during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016.

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses. In October 2015, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to an amount of $100 million. The shelf registration went effective on October 7, 2015. No securities have been sold by us under this shelf registration. In September 2016, we closed a private placement stock offering in which we sold 22,500 shares of Series A Convertible Preferred Stock and five-year warrants to purchase an aggregate of approximately 3,214,299 shares of the Company’s common stock, at a purchase price of $1,000 per share of Preferred Stock and we received approximately $21.3 million in proceeds from the offering after deducting commissions and offering expenses.

We have incurred negative cash flows from operating and investment activities since our inception in 2009, and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe, as well as development of a small volume instrument. At September 30, 2016, we had cash and cash equivalents of $9.0 million and marketable securities of $21.9 million and an accumulated deficit of $194.8 million.
The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(18,791)	$(18,307)
Net cash provided by investing activities	6,552	18,090
Net cash provided by (used in) financing activities	17,758	(337)
Net increase (decrease) in cash and cash equivalents	$5,519	$(554)

Operating Activities
Net cash used in operating activities was $18.8 million for the nine months ended September 30, 2016 and resulted from a $23.3 million net loss and $2.6 million net changes in operating assets and liabilities, partially offset by $7.1 million in non-cash items, principally depreciation and amortization, share-based compensation expense, provisions for inventory and non-cash interest expense.
Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2015 and resulted from $26.6 million net loss, partially offset by $7.7 million in non-cash items, principally depreciation and amortization, share-based compensation expense and non-cash interest expense, and $0.6 million net changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2016 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities was $18.1 million for the nine months ended September 30, 2015 and was primarily the result of maturities of marketable securities that were not reinvested.
Financing Activities
Net cash provided by financing activities was $17.8 million for the nine months ended September 30, 2016 and consisted primarily of the net proceeds from the issuance of convertible preferred stock and warrants in September 2016, partially offset by repayment of amounts outstanding under our loan and security agreement with Comerica of $3.0 million, and deferred payments made to Gen-Probe under our supply agreement of $0.7 million. Net cash used in financing activities for the nine months ended September 30, 2015 was $0.3 million and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with TriplePoint Capital of $5.4 million, partially offset by proceeds under the amendment of our loan and security agreement with Comerica of $5.0 million.
Operating Capital Requirements
We have limited capital resources and have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts on commercialization of our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and from cash raised through debt or equity offerings, if any, in the future. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through 2017. Our liquidity requirements may be negatively impacted by changes to our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and therefore we may need to raise capital sooner than currently anticipated. Our liquidity requirements have and will continue to consist of research and development expenses, sales and marketing expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as general and administrative expenses, such as insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will also increase in order to purchase additional Atlas instruments for placement with customers and fund working capital requirements such as inventory and accounts receivable.
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
We may need to raise additional capital to fund our existing operations and commercialize our products. Additional capital may not be available on reasonable terms, if at all. We may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may raise additional capital, to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 6.65% as of September 30, 2016.
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
Pursuant to the Comerica Amendment we are required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of September 30, 2016 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and enter into certain transactions with affiliates.
As of September 30, 2016, we had $7.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
In connection with entering into the loan and security agreements in November 2013, we issued to Comerica a ten-year warrant to purchase an aggregate of 117,647 shares of our Series E preferred stock at an exercise price of $1.28 per share, and we issued to TriplePoint ten-year warrants to purchase an aggregate of 235,294 shares of our Series E preferred stock at an exercise price of $1.28 per share. In connection with the borrowings in March 2014, the TriplePoint warrants became exercisable for an additional 156,863 shares of our Series E preferred stock. The warrants issued to TriplePoint contain net issuance exercise provisions. The Comerica and TriplePoint warrants contain anti-dilution adjustment provisions for stock splits, dividends, combinations, reclassifications or exchanges and as such in connection with the IPO, these warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As a result, and subsequent to the reverse stock split conducted in October 2016, such warrants became exercisable for 4,618 shares of common stock with an exercise price of $140.80.
In connection with the Comerica Amendment in May 2015, we issued an additional warrant to Comerica to purchase up to an aggregate of 5,227 shares of common stock at $28.70 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 1,066 shares of common stock from $140.80 per share to $28.70 per share.
As of September 30, 2016, there are 3,460,830 warrant shares outstanding with a weighted average exercise price of $7.18 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement, dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000.  We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. We will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and to reimburse Cantor Fitzgerald for certain specified expenses.  As of November 1, 2016, we had not sold any shares under this Sales Agreement.

Contractual Obligations and Commitments
For the nine months ended September 30, 2016, there were no significant additions to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2015. The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$13,668	$2,532	$6,136	$5,000	$—
Operating lease obligations(2)	3,152	1,080	1,675	397	—
Purchase obligations(3)	342	342	—	—	—
Notes payable(4)	7,040	7,040	—	—	—
Total contractual obligations	$24,202	$10,994	$7,811	$5,397	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of September 30, 2016 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $3.4 million on the Balance Sheet as of September 30, 2016. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $8.3 million on the Balance Sheet as of September 30, 2016.

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

(4)
Such amounts include total principal repayments of $7.0 million and final payment fees of $0.04 million, of which approximately $4.0 million is due within one year from the Balance Sheet date. The remaining amounts are shown as being due in less than one year as our loan agreement contains a material adverse change clause which allows the lender to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $0.1 million during the remainder of 2016.

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

As of September 30, 2016, our cash and cash equivalents of $9.0 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of September 30, 2016, we had $21.9 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $21.9 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of September 30, 2016, we had $7.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pleads Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleges that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with our Listeria assay apparently arising from the customers’ employees’ inability to follow tour Listeria assay workflow. The amended complaint alleges that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. During the three months ended June 30, 2016, we and the plaintiffs reached a settlement agreement, subject to court approval, for an amount of approximately $3.3 million. Accordingly, we recorded a liability on our Balance Sheet. Additionally, we recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.
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

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016.

The sale of a substantial amount of our common stock, including resale of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the warrants acquired in the Offering, in the public market could adversely affect the prevailing market price of our common stock and cause stockholders to experience significant dilution.

Pursuant to the registration rights granted in the Offering, we filed a registration statement covering the resale of up to an aggregate of 6,283,168 shares of common stock, including 3,141,584 shares of our common stock issuable upon the conversion of Series A Preferred Stock and 3,141,584 shares issuable upon exercise of the warrants. We have outstanding an aggregate of 1,841,121 shares of our common stock as of November 1, 2016. Upon receipt of stockholder approval at the special meeting of stockholders scheduled for November 10, 2016, the outstanding shares of Series A Preferred Stock will automatically convert into approximately 3,214,299 shares of common stock. As a result, our stockholders will experience significant dilution.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock, and the market value of our other securities, and and we cannot predict if and when the purchasers may sell such shares in the public markets. The exercise of the warrants could result in substantial dilution to shareholders. In addition, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a future financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering. On July 22, 2014, we completed our initial public offering, which resulted in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of September 30, 2016, we have used $44.9 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $29.5 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock certain of our employees may elect to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
During the three months ended September 30, 2016, no shares were withheld and transferred back to us to cover tax liabilities.

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	November 8, 2016	By: /s/ Paul G. Thomas
Paul G. Thomas
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2016	By: /s/ Lars Boesgaard
Lars Boesgaard
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1
Certificate of Designation of Series A Convertible Preferred Stock dated September 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016).

3.2
Certificate of Amendment to the Company’s Seventh Amended and Restated Certificate of Incorporation dated October 11, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2016).

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2016).

4.2	Form of Series 1 Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

4.3	Form of Series 2 Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

10.1
Securities Purchase Agreement, dated September 16, 2016, by and among Roka Bioscience, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2016).

10.2
Registration Rights Agreement, dated September 21, 2016, by and among Roka Bioscience, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

10.3
Voting Agreement, dated September 21, 2016, by and among Roka Bioscience, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

10.4
Engagement Letter, dated May 11, 2016, as amended, by and between Roth Capital Partners and Roka Bioscience, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

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