Form 10-K
period 2016-12-31
Roka BioScience, Inc.
filed 2017-03-20
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The NASDAQ Stock Market LLC on June 30, 2016, was $4,353,996.

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of March 15, 2017 was 5,007,742.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ROKA BIOSCIENCE, INC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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

We expect the food safety testing market to grow due to enactment of new government regulations and initiatives to improve food safety, quality improvement initiatives by food processors and consumer demand for safe food. We believe we are uniquely positioned to gain share in the food safety testing market given our key strengths:

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

In 2011, the United States signed into law the Food Safety Modernization Act, or FSMA. The FSMA is designed to better protect public health and strengthen the food safety system by giving the FDA the authority to prevent outbreaks rather than simply reacting after an outbreak occurs. The FSMA mandates comprehensive, prevention-based controls by food processors to protect the U.S. food supply and provides the FDA with new enforcement authority. The FDA, pursuant to the FSMA, continued to promulgate and implement key regulations under the FSMA through 2016. The required controls for microbial hazards in the FSMA legislation is expected to continue to drive increased pathogen testing by the food industry.
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

Regulators are applying impactful technologies in enforcement of regulations

In the United States, regulators of the food safety industry, the FDA and the USDA, collaborate with the Centers for Disease Controls, or the CDC, in applying a common database that connects outbreaks of foodborne illness to their origin in the food supply. The database uses DNA fingerprinting, or patterns of bacteria making people sick, obtained from clinical specimens and from food suppliers and retailers, which are matched to identify the sources of thousands of local and multistate outbreaks.

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

Atlas Detection Assay Validation Studies

Prior to commercial launch, we completed AOAC-RI validation studies to demonstrate the accuracy of our Atlas Detection Assays. We have completed validation studies involving more than 5,500 samples across more than 185 food matrices for four foodborne pathogens. Those studies have demonstrated equal or better performance to the gold standard reference method for all matrices and pathogens utilizing food samples inoculated with varying levels of the target pathogen.

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

We have a direct sales team in the United States, which is currently composed of segment specialists and field applications specialists. Our sales efforts are reinforced by our customer support organization, which assists customers with internal comparative methods and verification studies for our Atlas Detection Assays, supports the installation and maintenance of the Atlas instrument and provides technical proficiency training for operators of the Atlas instrument. Collectively, our sales and customer service teams have significant experience in the food industry and working with food processors and third-party contract laboratories on food safety testing solutions.

Our sales team and customer service organization have experience executing our commercial strategies, which include:

Target high-volume throughput laboratories that are currently using molecular test methods.

Our sales team is targeting high-volume throughput laboratories that are typically performing 75 to 150 molecular tests per instrument per day. We estimate that there are approximately 300-400 third-party contract testing laboratories in North America and that approximately half of pathogen testing is conducted by third-party contract testing laboratories with the balance performed at food processor laboratories. We are initially focusing on high-volume molecular laboratories because of the critical importance of accuracy, time to results and automation for this group of customers. We believe our Atlas solution delivers improved performance against these critical customer needs compared to current PCR-based methods. In addition, a focus on high-volume testing laboratories allows for efficient customer reach, call frequency and sales force productivity.

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

We have sponsored total value analysis studies with independent productivity consultants to demonstrate the potential for direct labor and supplies cost savings, excluding the cost of the assay reagents itself, that are possible with the adoption of our Atlas instrument. These studies seek to demonstrate that our Atlas instrument enables a significant reduction in the number of process steps, touches per sample and labor time per sample compared to other rapid testing methods. Based on the studies we have completed to date, we believe that our Atlas solution has demonstrated meaningful direct labor cost savings for our customers and that the amount of costs savings vary depending on the testing volume, workflow, labor rates and competitive test methods used in a customer’s particular laboratory.

Partner with customers in the sales and implementation process to minimize the learning curve associated with adopting a new molecular testing method.

We seek to minimize the learning curve associated with adopting a new molecular testing method by leveraging our technical support organization to partner with our customers and potential customers to implement appropriate process workflows and laboratory practices and extensive training programs in connection with the use of our Atlas solution. In light of the increased sensitivity of molecular pathogen testing methods relative to other testing methods, failure to adopt and sufficiently train personnel on appropriate laboratory practices and process workflows increases the likelihood of operator error and inaccurate test results, which we are aware has been an issue with certain of our customers and potential customers, particularly with our original Listeria assay.

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

We collaborate with food safety thought leaders to support the evaluation and adoption of Atlas Detection Assays. For instance, Mérieux NutriSciences Corporation and Marshfield Food Safety, LLC, which are leading contract testing labs, and General Mills, a well-known food processor, have installed Atlas instruments as part of their ongoing commitment to find the best possible solutions to food safety testing challenges. We are also working with the FDA and USDA to drive adoption by these regulatory agencies of Atlas Detection Assays for use in routine regulatory testing of samples collected by FDA and USDA field-based inspectors. In 2013 and 2016, the FDA purchased Atlas instruments in order to validate our Atlas Detection Assays for Salmonella and Listeria for use in the FDA’s routine regulatory testing and we placed an instrument with the USDA under a non-commercial arrangement, pursuant to which the USDA has no financial obligation to us during the evaluation period and we retain ownership of the instrument, to allow the USDA to validate our Atlas instrument and Atlas Detection Assays for use in the USDA’s routine regulatory testing. Additionally, the instrument installed with the USDA is being used by the USDA Agricultural Research Service to support our ongoing research collaborations on Shiga toxin-producing E. coli. We believe that validation or use of a commercial food safety testing system by a government regulatory agency would contribute significantly to market acceptance and adoption for use by the food industry.

Due to the early stage nature of our commercial operations and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2016 each of Marshfield Food Safety, LLC and PrimusLabs accounted for 10% or more of our total revenue and for the year ended December 31, 2015, each of Marshfield Food Safety, LLC, MVTL Laboratories, Inc., PrimusLabs and Mérieux NutriSciences Corporation, accounted for 10% or more of our total revenue.

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

Develop additional Atlas Detection Assays for Foodborne Pathogens

Our current menu of Atlas Detection Assays includes molecular tests for Salmonella, Listeria, E. coli O157:H7, Shiga toxin-producing E.coli and Listeria monocytogenes. We are currently evaluating opportunities to develop next generation versions of our molecular tests, which we believe will provide improved performance. For example, in late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We made this new assay available to customers in the fourth quarter of 2015.

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

Molecular Amplification Technology

We are in the early stages of developing a molecular amplification chemistry, which potentially provides a significant reduction in the time required to detect the presence of nucleic acids in a broad range of sample types, including food and human clinical samples.

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

Operations and Quality Systems

We operated in one reportable business segment, food safety, and derived nearly all of our revenues from the United States during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Competitors

Our industry is highly competitive and subject to rapid and significant technological change. We face competition from companies that offer molecular, immunochemical and /or culture-based testing products. Key competitors offering molecular pathogen testing solutions include Hygiena, Bio-Rad Laboratories, Inc., Merck KGaA, Life Technologies Corporation, Sample6 Technologies and 3M Food Safety. Key competitors offering immunochemical testing solutions include bioMérieux, S.A. and Neogen Corporation. Key competitors offering culture testing solutions include 3M, bioMérieux and Neogen. These companies compete with us primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, range of product offerings, including the ability to offer a broader range of testing methods than we can offer, the timing of new product introductions and product line offerings. We believe our success will be driven by the robustness and accuracy of our proprietary sample preparation and assay chemistries, the simplified, efficient work flow that is enabled by our proprietary Roka transfer tube and advanced Atlas instrument, and our sole focus on the industrial application markets.

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

In addition, we are seeking to obtain patent protection for certain compositions and methods of using or related to the technology used in our products, as well as other inventions that are important to our business. We do not currently own any issued patents. Our patent portfolio includes pending U.S. provisional and non-provisional applications, strategically focused corresponding international applications filed via the Patent Cooperation Treaty, or PCT, and foreign national applications. As of the date of this report, we have filed five PCT applications relating to detection probes and detection methodology. U.S. national applications based on three of these PCT applications, and foreign national applications based on two of these PCT applications are pending. We plan to file U.S. and foreign national or regional counterpart applications based on the pending PCT, where we deem commercially appropriate, beginning in April 2017. We believe our portfolio of patent applications will protect aspects of our business in the United States and in foreign jurisdictions in which we elect to pursue and are successful in obtaining patent rights.

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

The Food Safety Modernization Act

Signed into law in January, 2011, the Food Safety Modernization Act, or FSMA, represents the first major overhaul of food safety legislation in the United States in more than 70 years. The FDA, pursuant to the FSMA, will be promulgating and finalizing the FSMA, implementing regulations through 2016, including the final rules related to the foreign supplier verification program, accreditation of third-party auditors and produce safety standards, which were issued in November 2015. The FSMA has the following components:

•	food facility registration requirements;

•	requirements for food processors to analyze food safety hazards and implement risk-based preventive controls;

•	mandatory produce safety standards;

•	mandated FDA inspection frequency based on facility risk;

•	mandatory record access;

•	mandatory recall and suspension of registration;

•	enhanced product tracing;

•	redesign of the FDA’s import safety control system by coupling third-party certification and private-sector verification with FDA inspection of foreign food facilities; and

•	accreditation of laboratories for import analyses.

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

Employees

As of December 31, 2016, we employed 90 full-time employees, including 32 employees engaged in sales, marketing and commercial operations, 17 employees engaged in research and development functions, 21 employees engaged in manufacturing and 20 employees engaged in general and administrative functions. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Research and Development Expenses

Research and development expense decreased by $0.4 million to $7.3 million for the year ended December 31, 2016, from $7.7 million for the year ended December 31, 2015. The decrease was primarily due to a decrease of $0.6 million in supplies, a decrease of $0.5 million in payroll and benefits expenses due to a decrease in headcount, and a decrease in overhead and depreciation of $0.2 million, partially offset by an increase in external research and other outside services of $0.9 million.

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

Implications of Being an Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. In addition, the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We will remain an “emerging growth company” until the earliest of (i) December 31, 2019, the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
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
Currently, we rely solely on the commercialization of our Atlas Detection Assays and Atlas instrument to generate revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products. We achieved our first commercial sales in late 2012 and have experienced limited revenue and customer adoption to date. In addition, demand for our Atlas products may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. We are currently not profitable and even if we succeed in increasing adoption of our Atlas solution by the food safety testing market, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability which could have a material adverse effect on our financial condition. In addition, our inability to achieve or sustain profitability could result in future write-offs of intangible assets or goodwill if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations.
The loss or significant reduction in business with key customers could have a material adverse effect on our revenue, results of operations and business.
We have a limited number of customers and have derived a significant portion of our revenue from a subset of these customers. For the year ended December 31, 2016, our top two customers, Marshfield Food Safety, LLC, and PrimusLabs, accounted for an aggregate of 50% of our total revenue. Each of these customers accounted for more than 10% of our total revenue for the period. We do not have any long term contracts and our customer contracts are terminable at will by either party. The complete loss of, or significant reduction in business from these key customers or any significant future customers could have a material adverse effect on our revenue, results of operations and business.
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
We commenced our commercial launch in late 2012 and anticipate growth in our business operations. Since our inception in 2009, we have increased our number of employees to 90 as of December 31, 2016 and we may increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

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
Key competitors offering molecular pathogen testing solutions include Hygiena, Bio-Rad Laboratories, Inc., Merck KGaA, Life Technologies Corporation, Sample6 Technologies and 3M Food Safety. Key competitors offering immunochemical testing solutions include bioMérieux, S.A. and Neogen Corporation. Key competitors offering culture testing solutions include 3M, bioMérieux and Neogen. These companies compete with us primarily on the basis of technology, quality, reputation, accuracy, ease of use, price, reliability, range of product offerings, including the ability to offer a broader range of testing methods than we can offer, the timing of new product introductions and product line offerings. Our existing competitors or new market entrants may be in a better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing strategies and may be more successful in attracting potential customers. Many of our existing competitors or new market entrants have, or may have, significantly greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Additionally, these companies may have substantially greater expertise in conducting research and development, greater ability to obtain necessary intellectual property and greater brand recognition than we do, any of which may adversely affect our ability to obtain new customers or retain existing customers.
Risks Relating to Our Business and Strategy
If our products do not perform as expected, whether as a result of operator error or otherwise, it would impair our operating results and reputation.
Our success depends on the food safety market’s confidence that we can provide reliable, high-quality molecular food safety testing products. We believe that our customers are likely to be particularly sensitive to product defects and operator errors, including if our assays fail to accurately detect pathogens in food samples or if the failure to detect pathogens leads to a product recall. In addition, our reputation and the reputation of our products can be adversely affected if our assays fail to perform as expected, which performance could be negatively impacted by failure to adopt or modify laboratory practices and processes to support the adoption of our solution, errors made by operators of the Atlas instrument, or if such operators improperly prepare their testing samples or fail to properly enrich them. For example, while we have many customers who have adopted our assays without incident, particularly when sufficient resources have been allocated to training personnel and good laboratory practices and our recommended processes have been appropriately implemented, in the spring of 2014, several of our customers experienced sporadic false positive test results due to sample contamination in their early-stage implementation of our Listeria assay, primarily in connection with environmental testing. In collaboration with our customers, we developed revised sample workflow procedures that we believed successfully minimized the risk of sample contamination with our Listeria assay. However, in late August 2014, we became aware that while some of our customers successfully implemented the revised sample workflow procedures, one of our high-volume customers found it difficult to consistently follow these revised sample workflow procedures and sporadically experienced false positive test results due to inadvertent sample contamination, primarily in connection with environmental testing. These difficulties caused the customer to delay further implementation of the Listeria assay. In late 2014, we commenced an initiative to develop a new Listeria assay, specifically for use in environmental testing, intended to be less susceptible to inadvertent sample contamination. In July 2015, we announced that we received AOAC approval for our new Listeria assay, the Atlas Listeria Environmental Detection Assay. We made this new assay available to customers in the fourth quarter of 2015. We are currently unable to accurately forecast customer adoption of the new assay, as current and potential customers are expected to conduct thorough evaluations of the new assay. The outcome of such customer evaluations is uncertain. Any failure of our Atlas solution to meet customer benchmarks or expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours. Even if our new Listeria assay meets customer expectations, we may experience only modest impact on our sales in the near term. As a result, we do not expect our revenue to increase significantly in the near term until we place additional instruments and successfully commercialize the new Atlas Listeria Environmental Detection Assay as well as our other assays. The failure or perceived failure of our products to perform as expected, has had, and in the future could have, a material adverse effect on our revenue, results of operations and business.
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
Our success depends on the skills, experience and performance of key members of our senior management team, including Mary Duseau, our President and Chief Executive Officer. The individual and collective efforts of our senior management team will be important as we continue to expand our commercial activities and develop additional products. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have employment agreements; however, the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time. We do not maintain “key person” insurance on any of our employees.
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
Our customers are required by regulatory agencies to implement food safety testing programs. In the future, the FDA, the USDA, or comparable agencies in other countries could require customers to use testing methods that are different than ours or require customers to test for different types of pathogens, organisms or chemicals than we offer, both of which could give our competitors an advantage if their products meet those requirements. A significant change in the way that the FDA, the USDA or equivalent agencies in other countries regulates the testing procedures or methods used by our customers could require us to change our business model in order to maintain compliance with these laws or requirements. Such compliance could be time consuming and expensive and could have a material adverse effect on our results of operations and business.
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
We rely on Gen-Probe as our sole source of supply for the Atlas instrument. Under the terms of our supply agreement with Gen-Probe, Gen-Probe is required to use commercially reasonable efforts to deliver the instruments we order from them consistent with our forecasting obligations. However, Gen-Probe does not manufacture the Atlas instrument, but relies on one third-party manufacturer, Stratec, to produce the Atlas instrument which Gen-Probe receives from Stratec and then delivers to us. Our dependence on Gen-Probe and Gen-Probe’s dependence on Stratec exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability at Stratec, quality control, quality assurance and costs. Gen-

Probe utilizes its Panther instrument for clinical diagnostic testing. The Panther instrument, which is what we commercialize as the Atlas instrument, is also produced solely by Stratec and, in the event Gen-Probe’s demand for Panther instruments increases, our ability to obtain our Atlas instruments on a timely basis could be adversely impacted if Stratec’s manufacturing capability is insufficient to handle the demand for Panther and Atlas instruments.
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
Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through the end of 2017. We need to raise additional capital to fund our existing operations, to repay our outstanding indebtedness, and to make two payments of $5.0 million due to Gen-Probe in each of 2018 and 2020. Our liquidity requirements may be negatively impacted by changes in our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this annual report and therefore we may need to raise capital sooner than currently anticipated. We expect to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons
Our present and future funding requirements will depend on many factors, including:

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
We have historically incurred substantial net losses, including net losses of $30.8 million, $36.6 million and $32.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we had an accumulated deficit of $208.1 million. Although we have started generating limited revenue, we expect our losses to continue as a result of increased commercialization costs, increased cost of revenue, including manufacturing costs, and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our independent auditors report for the fiscal year ended December 31, 2016 includes an explanatory paragraph regarding management's conclusion that there is a substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended December 31, 2016, our independent auditors included an explanatory paragraph regarding management's conclusion that there is a substantial doubt about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Under our loan agreement, our loan may become immediately due and payable upon the occurrence of a material adverse change. Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding management's conclusion that there is a substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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
Risks Related to Our Common Stock
Our share price has been and may continue to be volatile, which could subject us to securities class action litigation and our stockholders could incur substantial losses.
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 2016, the market price of our common stock has fluctuated from a high of $47.30 per share in the first quarter of 2015, to a low of $3.66 per share in the fourth quarter of 2016. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

We and certain of our officers and directors have in the past been, and may in the future be, subject to securities class action lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our officers and directors, were named as defendants in a purported class action lawsuit that generally alleges that we and certain of our officers and directors violated the Securities Act of 1933, as amended (the “Securities Act”) by making allegedly false and misleading statements pertaining to placements of our Atlas instruments and our expectations of future growth and increased market share and by failing to disclose “known trends and uncertainties about the Company’s sales.” The court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. Defendants filed a motion on August 25, 2015 to dismiss, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties entered into a settlement agreement, which was approved by the court in December 2016, to pay approximately $3.3 million. As a result, we have recorded a liability on our Balance Sheet. Additionally, we have recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.

Furthermore, in the future, we may be subject to securities class action litigation, which if concluded in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of any such litigation, we could incur substantial costs, significant legal expenses, suffer a significant adverse impact on our reputation and divert management's attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business.
Our quarterly operating results may be subject to significant fluctuations.
We are in the early stage of commercializing our Atlas Detection Assays and Atlas instrument, and may experience significant fluctuations in our quarterly operating results in the future. The rate of market acceptance of our Atlas Detection Assays and Atlas instrument could contribute to this quarterly variability. Our longer and unpredictable sales cycle for the adoption of our Atlas solution complicates our ability to project quarterly revenue. For example, in 2016, we placed twelve instruments, whereas in 2015, we placed three Atlas instruments primarily because customers decided to continue to evaluate our Atlas solution further and were waiting for the launch of our new Listeria assay before deciding to change their testing methods and adopt our Atlas solution. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. Furthermore, our expense levels are based, in part, on expectation of future revenue levels, and a shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations.
Our executive officers, directors and principal stockholders exercise substantial influence over our company.
Our executive officers, directors and principal stockholders who are affiliated with certain of our board members and beneficially own more than 5% of our common stock in the aggregate, beneficially owned shares representing approximately 37.2% of our outstanding capital stock as of February 28, 2017. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Holders of approximately 0.8 million common shares, or approximately 17%, of our outstanding common shares as of December 31, 2016, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing not to take advantage of such extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) December 31, 2019, the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our indebtedness with Comerica prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for anyone that invests in our common stock for the foreseeable future. Consequently, in the foreseeable future, anyone that invests in our common stock will likely only experience a gain from their investment in our common stock if the price of our common stock increases.

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
Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pled Securities Act claims on behalf of persons and entities who purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleged that the Registration Statement was false or misleading in that it failed to disclose that our customers purportedly were experiencing false positives and other usage issues with our Listeria assays apparently arising from the customers’ employees’ inability to follow tour Listeria assay workflow. The amended complaint alleged that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties entered into a settlement agreement, which was approved by the court in December 2016, to pay approximately $3.3 million. As a result, we have recorded a liability on our Balance Sheet. Additionally, we have recorded a corresponding receivable on our Balance Sheet for the expected reimbursement under our insurance policies.

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

	High	Low
Year Ended December 31, 2016
First Quarter	14.00	5.00
Second Quarter	8.11	5.30
Third Quarter	16.00	5.60
Fourth Quarter	8.50	3.66
Year Ended December 31, 2015
First Quarter	47.30	32.10
Second Quarter	38.50	25.04
Third Quarter	37.50	20.20
Fourth Quarter	21.40	12.40
Holders of Record
As of March 15, 2017, there were approximately 47 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	197,554	$22.91	67,670
Equity compensation plans not approved by security holders	—	$—	—
Total	197.554	$22.91	67,670

(1)
The amounts shown in this row include securities under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the "2009 Plan") and the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

(2)
Included in the 67,670 shares are 49,169 shares available under the 2009 Plan. Subsequent to our IPO we have not issued equity awards out of the 2009 Plan, and we do not intend to issue additional equity awards out of the 2009 Plan in the future. In accordance with the "evergreen" provision in our 2014 Equity Compensation Plan, an additional 150,081 shares were automatically made available for issuance on the first trading day of 2017, which represents 3% of the number of shares outstanding on December 31, 2016; these shares are excluded from this calculation. On February 28, 2017, our stockholders approved the amended and restated 2014 Equity Incentive Plan, which increased the number of shares available thereunder by 300,000; these shares are excluded from this calculation.

Unregistered Sale of Equity Securities
Not applicable.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of December 31, 2016, we have used $52.0 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe. We have invested the balance of the net proceeds from the offering in cash equivalents and marketable securities in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the year ended December 31, 2016, certain of our employees elected to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
No shares of common stock were withheld and transferred back to the Company during the three months ended December 31, 2016.

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
We are focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. We believe that other available pathogen test methods have significant performance gaps with respect to accuracy, time to results and automation, which are areas of critical importance to food processors, third-party contract testing laboratories and the government agencies that regulate food safety. Our Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies. In addition, we are developing a molecular chemistry and instrument platform, which is expected to address the needs of lower-volume throughput food safety customers, and to have potential clinical applications.
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. As of December 31, 2016, we have installed 53 Atlas instruments pursuant to commercial agreements, and for the year ended December 31, 2016, we generated approximately $7.2 million in revenue, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of December 31, 2016, our accumulated deficit was $208.1 million. We expect to continue to incur operating losses over the near term as we pursue our commercial strategy, operate as a public company and continue development of products and technology. In order to achieve and sustain profitability, we will need to significantly increase our revenue and the number of customers that are using our products.

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
In addition to sales of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, and for the year ended December 31, 2016, we sold two Atlas instruments.
Potential customers for our products typically need to commit significant time and resources to evaluate our products, due to the nature and cost of our products and their impact on the potential customers’ businesses. Because of customers' extended evaluations of our products, it is difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate due to changes in the testing volumes of our customers. As a result, our revenues and financial results may fluctuate on a quarterly or annual basis.
Our future revenue growth depends on our ability to place additional commercial instruments with customers and increase our customers' usage of our Atlas Detection Assays. During 2016, we placed twelve instruments with customers.
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
We expect our cost of revenue to increase as we place additional Atlas instruments and manufacture and sell an increasing number of our Atlas Detection Assays and consumable supplies. We believe cost of revenue as a percentage of revenue will decrease in future periods as our manufacturing and sales volumes of Atlas Detection Assays increase, which can allow us to achieve better utilization of our manufacturing capacity.
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

Selling, general and administrative
Our selling, general and administrative expenses include costs associated with our sales organization as well as our executive, accounting, information technology and human resources functions. These expenses consist principally of payroll, employee benefits, travel, and stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs. We expense all general and administrative costs as incurred.
We expect our selling, general and administrative expenses to decrease from their current level, primarily as a result of efficiencies achieved through reductions made to our organization and efficiencies gained in the execution of our commercial strategy.
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into an amendment to our license agreement with Gen-Probe. Under the amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 86,506 shares of common stock and made a cash payment of $8.0 million. We are required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through December 31, 2021, which is the end of the estimated remaining life of the technology asset. In addition to the payments outlined above, the amendment to the license agreement provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid by us. As a result, if these additional milestone payments are made by us, amortization expenses for these intangible assets may increase in future periods. We assess our intangible and other long-lived assets for impairment whenever events or other changes in circumstances suggest that the carrying value of an asset group may not be recoverable based on its undiscounted future cash flows. For example, if our commercialization efforts are not successful, or if commercialization progress takes longer than anticipated, we may recognize a non-cash impairment charge with respect to the asset group including our intangible asset and other long-lived assets in future periods.
Other Income (Expenses)
Change in Fair Value of Financial Instruments
We recognize changes in fair value of certain financial instruments outstanding during the reporting period. Historically, these instruments were comprised of warrants and rights to purchase our preferred stock. Upon completion of our initial public offering in July 2014, the preferred stock warrants then outstanding were automatically converted into warrants to purchase common stock, and were reclassified into additional paid-in capital at that time. Periods beyond 2014 do not have any change in fair value of certain financial instruments recognized due to these warrants.
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institution as well as our short-term and long-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institution and the amount of funds held in cash accounts and marketable securities. Interest expense for the periods presented is associated with the debt outstanding under the two loan and security agreements we entered into in November 2013, the repayment of the TriplePoint loan and the amendment to the Comerica loan in the three months ended June 30, 2015, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
Our interest expense has decreased as the balances due on our Comerica loan and under the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments have been paid down. However, our interest expense may increase if we purchase additional instruments to be placed with customers.

Results Of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$7,242	$5,985	$1,257	21%
Operating Expenses
Cost of revenue	7,974	7,704	270	4%
Research and development	7,253	7,689	(436)	(6)%
Selling, general and administrative	17,739	21,778	(4,039)	(19)%
Amortization of intangible asset	3,758	3,748	10	—%
Impairment of goodwill	—	360	(360)	—
Total operating expenses	36,724	41,279	(4,555)	(11)%
Loss from operations	(29,482)	(35,294)	5,812	(16)%
Other (expense) income:
Interest income (expense), net	(1,550)	(2,006)	456	(23)%
Income tax provision (benefit)	(245)	(700)	455	(65)%
Net loss and comprehensive loss	$(30,787)	$(36,600)	$5,813	(16)%
Revenue
Revenue increased by $1.3 million, to $7.2 million for the year ended December 31, 2016, from $6.0 million for the year ended December 31, 2015. During the year ended December 31, 2016, we sold 851,000 Atlas Detection Assays compared to 705,000 in the year ended December 31, 2015. The increased demand for our Atlas Detection Assays was primarily the result of an increase in the number of Atlas instruments placed with commercial customers.
As of December 31, 2016, we had 53 instruments placed with customers under commercial agreements, compared to 41 instruments as of December 31, 2015. For the year ended December 31, 2016, the average revenue per instrument placed under commercial agreements was approximately $157,000, compared to $146,000 for the year ended December 31, 2015. This increase was due to higher utilization of the instruments placed under commercial agreements. Our two largest customers, which each accounted for more than 10% of revenues, generated approximately $3.6 million of revenue in the year ended December 31, 2016.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.3 million, to $8.0 million for the year ended December 31, 2016, from $7.7 million for the year ended December 31, 2015. The increase was primarily due to higher sales volumes of Atlas Detection Assays. Cost of revenue, as a percentage of revenue, decreased in 2016 compared to 2015 due to better utilization of our manufacturing capacity.
Research and Development
Research and development expense decreased by $0.4 million to $7.3 million for the year ended December 31, 2016, from $7.7 million for the year ended December 31, 2015. The decrease was primarily due to a decrease of $0.6 million in supplies, a decrease of $0.5 million in payroll and benefits expenses due to a decrease in headcount, and a decrease in overhead and depreciation of $0.2 million, partially offset by an increase in external research and other outside services of $0.9 million.

Selling, General and Administrative
Selling, general and administrative expense decreased by $4.0 million to $17.7 million for the year ended December 31, 2016 from $21.8 million for the year ended December 31, 2015. The decrease was primarily due to a decrease of $2.5 million in payroll and benefits expenses due to a decrease in headcount, a decrease in legal and audit fees of $1.3 million and a decrease in depreciation of $0.2 million, partially offset by an increase in other general and administrative expenses of $0.1 million
Amortization of intangible assets
Amortization of intangibles remained unchanged at $3.8 million for the year ended December 31, 2016 compared to $3.8 million for the year ended December 31, 2015.
Impairment of goodwill
We conducted our annual impairment test of goodwill as of December 31, 2015 in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC-350”). At that time, it was determined the goodwill was impaired. Consequently, we recorded an impairment charge of approximately $0.4 million, reducing the goodwill balance to zero as of December 31, 2015.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.5 million to $1.6 million for the year ended December 31, 2016, from net interest expense of $2.0 million for the year ended December 31, 2015. The decrease was primarily due to a decrease in the balance of our term loan as well as a decrease in the balance of amounts due to Gen-Probe under the deferred repayment provisions for instrument purchases.

Income tax (provision) benefit

The income tax benefit decreased by $0.5 million to a benefit of $0.2 million for the year ended December 31, 2016, from a benefit of $0.7 million for the year ended December 31, 2015. The decrease was primarily driven by a decrease in the value of net operating losses sold under the State of New Jersey’s Technology Business Tax Certificate Program. The benefit recognized in 2016 related to the sale of $30.3 million of our New Jersey state tax net operating losses in November 2016. The benefit recognized in 2015 related to the sale of $29.4 million of our New Jersey state tax net operating losses in December 2015.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$5,985	$5,057	$928	18%
Operating Expenses
Cost of revenue	7,704	7,847	(143)	(2)%
Research and development	7,689	7,934	(245)	(3)%
Selling, general and administrative	21,778	19,101	2,677	14%
Amortization of intangible asset	3,748	1,767	1,981	112%
Impairment of goodwill	360	—	360	—
Total operating expenses	41,279	36,649	4,630	13%
Loss from operations	(35,294)	(31,592)	(3,702)	12%
Other (expense) income:
Change in fair value of financial instruments	—	(785)	785	(100)%
Interest income (expense), net	(2,006)	(1,805)	(201)	11%
Income tax provision (benefit)	(700)	(1,952)	1,252	(64)%
Net loss and comprehensive loss	$(36,600)	$(32,230)	$(4,370)	14%
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
Impairment of goodwill
We conducted our annual impairment test of goodwill as of December 31, 2015 in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC-350”). As a result, we recorded an impairment charge of approximately $0.4 million, reducing the goodwill balance to zero as of December 31, 2015.
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

Liquidity and Capital Resources
Prior to our IPO in July 2014, our operations were primarily financed through private sales of shares of our preferred stock and debt. Upon closing of our IPO on July 22, 2014 we received approximately $53.2 million of net proceeds, after deduction of underwriting discounts, commissions and expenses.  In October 2015, we filed a shelf registration statement with the Securities and Exchange Commission to register for sale any combination of the types of securities described in the filing up to an amount of $100 million. The shelf registration went effective on October 7, 2015, and to date no securities have been sold by us under this shelf registration. In September 2016, we closed a private placement stock offering in which we sold 22,500 shares of Series A Convertible Preferred Stock and five-year warrants to purchase an aggregate of approximately 3,214,299 shares of the Company’s common stock, at a purchase price of $1,000 per share of Preferred Stock. We received approximately $21.3 million in proceeds from the offering after deducting commissions and offering expenses.
We have incurred negative cash flows from operating and investment activities since our inception in 2009 and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe, as well as development of molecular chemistry and a small volume instrument. At December 31, 2016, we had cash and cash equivalents of $8.8 million, marketable securities of $16.0 million and an accumulated deficit of $208.1 million.
The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(22,802)	$(23,746)	(23,515)
Net cash provided by (used in) investing activities	12,416	20,077	(60,457)
Net cash provided by (used in) financing activities	15,777	(393)	58,747
Net change in cash and cash equivalents	$5,391	$(4,062)	$(25,225)

Operating Activities
Net cash used in operating activities was $22.8 million for the year ended December 31, 2016 and resulted from a $30.8 million net loss and $1.4 million net changes in operating assets and liabilities, partially offset by $9.4 million in non-cash items, principally depreciation and amortization, share-based compensation expense, non-cash interest expense and provisions for inventory. Net cash used in operating activities was $23.7 million for the year ended December 31, 2015 and resulted from a $36.6 million net loss, partially offset by $10.8 million in non-cash items, principally depreciation and amortization, provisions for inventory, non-cash interest expense, share-based compensation expense and the change in fair value of financial instruments. Net cash used in operating activities was $23.5 million for the year ended December 31, 2014 and resulted from a $32.2 million net loss and a $0.3 million net change in operating assets and liabilities, partially offset by $9.0 million in non-cash items, principally the change in fair value of financial instruments, depreciation and amortization, provisions for inventory, share-based compensation expense and non-cash interest expense.
Investing Activities
Net cash provided by investing activities was $12.4 million for the year ended December 31, 2016 and was primarily the result of maturities of marketable securities of $31.7 million partially offset by purchases of marketable securities of $19.0 million. Net cash provided by investing activities was $20.1 million for the year ended December 31, 2015 and as primarily the result of maturities of marketable securities that were not reinvested. Net cash used in investing activities was $60.5 million for the year ended December 31, 2014 and was primarily the result of the purchase of $52.8 million of marketable securities and $10.5 million paid to Gen-Probe for payments due under the amended license agreement, partially offset by proceeds from the maturity of marketable securities of $3.0 million.
Under the Atlas supply agreement with Gen-Probe, we can defer up to one-half of the invoice amount for each Atlas instrument we purchase for up to 54 months after delivery. Net cash used in investing activities excludes the amounts deferred under the Atlas supply agreement.
Financing Activities
Net cash provided by financing activities was $15.8 million for the year ended December 31, 2016 and consisted primarily of the $21.3 million of net proceeds from the issuance of convertible preferred stock and warrants in September 2016, partially offset by repayment of amounts outstanding under our loan and security agreement with Comerica of $4.0 million, and deferred payments made to Gen-Probe under our supply agreement of $1.5 million. Net cash used by financing activities for the year ended December 31, 2015 was $0.4 million and consisted primarily of the repayment of amounts outstanding under our loan and security agreement with TriplePoint Capital of $5.4 million, partially offset by proceeds under the amendment of our loan and security agreement with Comerica of $5.0 million. Net cash provided by financing activities for the year ended December 31, 2014 consisted of proceeds from our initial public offering of $53.6 million, which excludes offering expenses of $0.4 million paid in 2013, borrowings under our loan and security agreements of $5.0 million and $0.3 million of proceeds from the exercise of stock options.
Operating Capital Requirements
We have limited capital resources, have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts on commercialization of our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and from cash raised through debt or equity offerings in the future. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through the end of 2017. Our liquidity requirements may be negatively impacted by changes to our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this annual report, and therefore we may need to raise capital sooner than currently anticipated. These factors create substantial doubt about our ability to continue as a going concern. Our liquidity requirements have and will continue to consist of sales, marketing, research and development expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and anticipated future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as general and administrative expenses, such as insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will increase in order to purchase additional Atlas instruments for placement with customers and cause increased working capital requirements, such as inventory and accounts receivable.
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
We expect to need to raise additional capital to fund our existing operations and commercialize our products. Additional capital may not be available on reasonable terms, if at all. We may seek to sell common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding, or seek other debt financing. In addition, we may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons. The sale of equity or convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that may restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

These statements regarding our future liquidity requirements are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of this report. We have based our estimates regarding our future liquidity requirements on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we currently expect. If we cannot expand our operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
Term Loan and Security Agreements
In November 2013, we entered into loan and security agreements with each of Comerica Bank, or Comerica, and with TriplePoint Capital LLC, or TriplePoint.
Under the terms of our loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica), subject to a floor of the daily adjusting LIBOR rate plus 2.5%, plus 3.15%, which was 6.65% as of December 31, 2016.

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
Pursuant to the Comerica Amendment we are required to maintain at least $5,000,000 of unrestricted cash and/or marketable securities with Comerica at all times. As of December 31, 2016 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of December 31, 2016, we had $6.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
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
As of December 31, 2016, there were 3,460,830 warrant shares outstanding with a weighted average exercise price of $7.18 per share. The Comerica and TriplePoint warrants have the same “piggyback” registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement"), dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000, provided, however, that in no event shall we issue or sell through Cantor Fitgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof). We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, we must pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and reimburse Cantor Fitzgerald for certain specified expenses.  As of February 28, 2017, we had not sold any shares under this Sales Agreement, and we had $6.75 million remaining in aggregate offering price available under the Sales Agreement.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$13,212	$2,076	$6,136	$5,000	$—
Operating lease obligations(2)	2,882	1,080	1,604	198	—
Purchase obligations(3)	1,251	1,251	—	—	—
Notes payable(4)	6,040	6,040	—	—	—
Total contractual obligations	$23,385	$10,447	$7,740	$5,198	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of December 31, 2016, as disclosed in the notes to our audited financial statements included elsewhere in this Form 10-K. Such amounts are recorded at their aggregate present value of $3.0 million on the Balance Sheet as of December 31, 2016. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year represent the two separate $5.0 million lump-sum payments payable to Gen-Probe in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their aggregate present value of $8.5 million on the Balance Sheet as of December 31, 2016.

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

(4)
Such amounts include total principal repayments of $6.0 million and final payment fees of $40,000, of which approximately $4.0 million is due within one year from the Balance Sheet date and the remaining amounts are shown as being due in less than one year as our loan agreements contain material adverse change clauses which allow the lenders to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to approximate $0.3 million during 2017.

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

During the fourth quarter of 2016, we prepared revised projections for revenue and expenses, which indicated continued cash flow losses for the Company, and as a result, we determined a triggering event had occurred. We completed an assessment of the asset group including the intangible asset for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections and an appropriate terminal value. Based on the impairment assessment, we determined that the asset group including the intangible asset was not impaired. If actual results or an amendment to projections vary from the revenue and expense projections used in the assessment during the fourth quarter of 2016, an impairment could be realized in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2016, our cash and cash equivalents of $8.8 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of December 31, 2016, we had $16.0 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $16.0 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if the Company sold the investments prior to maturity.
As of December 31, 2016, we had $6.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amount outstanding and available under the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of Roka Bioscience's internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management, including the Company’s CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth the name, age and position of each of our directors and executive officers as of February 28, 2017.

Name	Age	Position(s)	Served as an Officer or Director Since
Mary Duseau	52	President, Chief Executive Officer and Director	2015
Lars Boesgaard	47	Vice President, Chief Financial Officer and Treasurer	2015
Paul G. Thomas	61	Chairman of the Board	2009
M. James Barrett, Ph.D.(1)	74	Director	2009
Fred E. Cohen, Ph.D., M.D.(1)(3)	60	Director	2009
Michael P. Doyle, Ph.D.(1)	67	Director	2010
David W. J. McGirr(2)(3)	62	Director	2013
Nicholas J. Valeriani.(2)(3)	60	Director	2015

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Mary Duseau has served as our president and chief executive officer since January 2017. From February 2015 until January 2017, Ms. Duseau served as our senior vice president and chief commercial officer. From October 2012 until January 2015, Ms. Duseau held various positions at Andor Technology plc (“Andor”), a division of Oxford Instruments plc and leader in the global scientific digital camera market, and since February 2014 has served as Global Sales Director at Andor where she oversaw the company’s global sales organization. Prior to joining Andor, Ms. Duseau held various sales and management roles of increasing responsibility with PerkinElmer, Inc. (NYSE: PKI) from 2000 through September 2012, including the position of Vice-President Sales & Marketing, Bio-discovery, from 2008 to September 2012, where she led the sales and marketing of the company’s life science tools business. Ms. Duseau received her Bachelor of Science in Biochemistry with a minor in Neuroscience from the University of Massachusetts, Amherst.

Lars Boesgaard has served as our vice president, chief financial officer and treasurer since November 2015. Mr. Boesgaard joined Roka in October 2009 as Controller and was promoted to Vice President, Finance in January 2012. Previously from 2007 to 2009, Mr. Boesgaard served as Vice President, Finance at Insulet Corporation (NASDAQ:PODD). From 2004 to 2007, he was Senior Director, Financial Services at Alexion Pharmaceuticals, Inc. (NASDAQ: ALXN). From 2000 to 2004, Mr. Boesgaard served in various financial roles at The Nielsen Company. From 1995 to 2000, he served in various financial roles at Novo Nordisk A/S (NYSE:NVO). Mr. Boesgaard earned a Bachelor of Science degree from Copenhagen Business School and a Masters in Business Administration from Western University in London, Ontario.

Paul G. Thomas has served as our chairman of the board since January 2017. From our founding in September 2009 until January 2017, Mr. Thomas served as our president and chief executive officer. Previously, from October 1998 until September 2008, he served as chairman, chief executive officer, and president of LifeCell Corporation, a publicly traded company focused on developing and marketing reconstructive surgical products, which was acquired by Kinetic Concepts, Inc., a global medical technology company, in May 2008. Prior to joining LifeCell, Mr. Thomas held various senior positions during his 15-year tenure with the pharmaceutical products division of Ohmeda Inc., now a Baxter Company. Mr. Thomas currently serves as a member of the board of directors of the following publicly-held companies: ABIOMED, Inc. (NASDAQ: ABMD), a medical devices company focused on products that provide circulatory support, since May 2011 and RTI Surgical (NASDAQ: RTIX), a global surgical implant company, since 2016. Mr. Thomas previously served as a member of the board of directors for Aegerion Pharmaceuticals, Inc. (NASDAQ: AEGR), a biopharmaceutical company focused on development and commercialization of innovative, life-altering therapies for patients with debilitating, often fatal, rare diseases, until its merger in 2016 with Novelion Therapeutics (NASDAQ: NVLN). Mr. Thomas received his Master of Business Administration from Columbia University, and completed his postgraduate studies in chemistry at the University of Georgia. He received his Bachelor of Science in Chemistry from St. Michael’s College. In addition to Mr. Thomas’ extensive leadership experience with public companies in the life sciences industry, we believe Mr. Thomas’ perspective as one of our founders, and his extensive leadership and experience as our chief executive officer since our founding, his knowledge of our operations bring to our board of directors critical strategic planning and operational leadership that qualify him to serve as a member of our board of directors.

M. James Barrett, Ph.D.  served as our chairman of the board from our founding in September 2009 until January 2017. Dr. Barrett has served as a general partner of New Enterprise Associates, a venture capital fund, since August 2001. From January 1997 to 2001 he served as chairman of the board of directors of Sensors for Medicine and Science, Inc., a medical device company which he founded in 1997. Dr. Barrett currently serves on the board of directors of each of the following publicly-held companies: Clovis Oncology, Inc. (NASDAQ:CLVS), a biopharmaceutical company focused on anti-cancer agents, since April 2009; GlycoMimetics, Inc. (NASDAQ GLYC), since 2003, Proteostasis Therapeutics, Inc. (NASDAQ: PTI), since 2015, Senseonics Holdings, Inc. (NASDAQ: SENS), since 1996 and Zosano Pharma Corporation (NASDAQ: ZSAN), a specialty pharmaceutical company, since 2012. In addition, Dr. Barrett currently serves as a member of the board of directors of a number of private companies. In addition, within the past five years, Dr. Barrett has previously served on the board of directors of each of the following publicly-held companies: Supernus Pharmaceuticals, Inc. (NASDAQ: SUPN), a specialty pharamaceutical company, Loxo Oncology, Inc. (NASDAQ: LOXO), a biopharmaceutical company focused on targeted cancer therapies, Zosano Pharma Corporation (NASDAQ: ZSAN), a specialty pharmaceutical company, Targacept, Inc., (NASDAQ: TRGT), a clinical-stage biopharmaceutical company, from 2002 until May 2013; Amicus Therapeutics, Inc. (NASDAQ: FOLD), a publicly traded biopharmaceutical company focused on therapies for rare and orphan diseases, from August 2009 to February 2015; Inhibitex, Inc. from 2002 until it was sold to Bristol-Myers Squibb Company (NYSE: BMY), a global biopharmaceutical company, in 2012; and YM Biosciences, Inc. (NYSE MKT: YMI, TSX: YM), a Canadian-based biopharmaceutical company subsequently acquired by Gilead Sciences, Inc. (NASDAQ: GILD). Dr. Barrett received a B.S. in Chemistry from Boston College, a Ph.D. in Biochemistry from the University of Tennessee and an M.B.A. from the University of Santa Clara. We believe that Dr. Barrett’s extensive experience as a venture capital investor focused on the healthcare industry, as a founder of numerous companies and entrepreneur, as a director of numerous publicly-traded pharmaceutical companies, and his strong capital markets experience qualifies him to serve as a member of our board of directors.

Fred E. Cohen, M.D., D.Phil., F.A.C.P., has served as a member of our board of directors since our founding in September 2009. Dr. Cohen is a Senior Advisor with TPG Capital, or TPG, a private equity firm, and previously served as a partner and managing director of TPG. Dr. Cohen joined TPG in 2001. Dr. Cohen is also a former member of the faculty at the University of California, San Francisco, where he taught and conducted research from 1988 through 2014. Dr. Cohen currently serves on the board of directors of each of the following publicly-held companies: Genomic Health, Inc. (NASDAQ: GHDX), a company focused on providing actionable genomic health information; Five Prime Therapeutics, Inc. (NASDAQ: FPRX), a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics; Veracyte, Inc. (NASDAQ: VCYT), a diagnostics company in the field of molecular cytology; Tandem Diabetes Care, Inc. (NASDAQ: TNDM), a medical device company that designs, develops and commercializes products for people with insulin-dependent diabetes; and BioCyrst Pharmaceuticals, Inc. (NASDAQ: BCRX), a pharmaceutical company focused on the development of novel small-molecule drugs that block key enzymes involved in infectious and rare diseases; and CareDx, Inc. (NASDAQ: CDNA), a molecular diagnostics business focused on organ transplant recipients. Dr. Cohen previously served on the board of directors of Quintiles IMS Holdings, Inc. (NYSE: Q) from 2007 until November 2015. He is a member of the Institute of Medicine of the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Cohen holds a Bachelor of Science degree in Molecular Biophysics and Biochemistry from Yale University, a D.Phil. in Molecular Biophysics from Oxford University, where he was a Rhodes Scholar, and an M.D. from Stanford University. We believe that Dr. Cohen’s extensive experience as a venture capital investor focused on biotechnology companies and as a director of several publicly-traded life sciences companies qualifies him to serve as a member of our board of directors.

Michael P. Doyle, Ph.D. has served as a member of our board of directors since March 2010. Dr. Doyle has served as a Professor of Food Microbiology since March 1991. Dr. Doyle served as the Director of the Center for Food Safety at the University of Georgia from March 1993 through June 2016. He is a researcher in the area of food safety and security and works closely with the food industry, government agencies, and consumer groups on issues related to the microbiological safety of foods. He serves on food safety committees of many scientific organizations and has served as a scientific advisor to many groups, including the World Health Organization, the Institute of Medicine, the National Academy of Science-National Research Council, the

International Life Sciences Institute-North America, the Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Department of Defense, and the U.S. Environmental Protection Agency. He is a Fellow of the American Academy of Microbiology, the International Association for Food Protection and the Institute of Food Technologists, and is a member of the Institute of Medicine of the National Academies. We believe that Dr. Doyle’s extensive experience in the food safety industry, including as an advisor to agencies that regulate food safety, qualifies him to serve as a member of our board of directors.

David W. J. McGirr has served as a member of our board of directors since December 2013. Mr. McGirr served as a senior advisor of Cubist Pharmaceuticals, Inc. (NASDAQ: CBST), a biopharmaceutical company focused on products for the acute care environment, from March 2013 to June 2014, and as senior vice president and chief financial officer from 2002 to March 2013. Prior to Cubist, Mr. McGirr was the president and chief operating officer of hippo inc, a privately-held internet technology company, and served as a member of their board of directors. Prior to hippo, Mr. McGirr was the president, and also served as chief executive officer, of GAB Robins North America, Inc., a risk management company. Prior to that, Mr. McGirr served in various positions within the S.G. Warburg Group, an investment bank, ultimately serving as chief financial officer, chief administrative officer and managing director of its subsidiary S.G. Warburg & Co., Inc. Mr. McGirr currently serves as a member of the board of directors and chairman of the audit committee of each of Insmed Incorporated (NASDAQ CM: INSM), a biopharmaceutical company focused on developing an inhaled anti-infective to treat patients battling serious lung diseases and Rhythm Pharmaceuticals, Inc. a biopharmaceutical company focused on developing and commercializing peptide therapeutics for the treatment of rare genetic deficiencies. In addition, Mr. McGirr served on the board of directors of Relypsa (NASDAQ: RLYP) from November 2012 until Relypsa was acquired by Galenica Group (SIX: GALN) in September 2016. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and an M.B.A. from the Wharton School at the University of Pennsylvania. We believe that Mr. McGirr’s management experience, including his experience as chief financial officer of a publicly traded biopharmaceutical company, his experience as a director and audit committee member of other publicly-traded companies and his experience in the financial sector qualifies him to serve as a member of our board of directors.

Nicholas J. Valeriani has served as a member of our board of directors since August 2015. Mr. Valeriani was the Chief Executive Officer of the Gary and Mary West Health Institute, an independent, nonprofit medical research organization that works to create new, more effective ways of delivering care at lower costs from 2012 through September 2015. Since September 2015, Mr. Valeriani has served on the Gary and Mary West Health Institute’s board of directors and the Gary and Mary West Health Policy Center’s board. Prior to joining West Health in 2012, Mr. Valeriani spent 34 years at Johnson & Johnson (NYSE: JNJ) and served as a member of its executive committee. Currently, Mr. Valeriani serves on the boards of directors of RTI Surgical, Inc. (NASDAQ: RTIX), a global surgical implant company and Edwards Lifesciences Corporation (NYSE: EW). Mr. Valeriani has a master's degree in business administration from Rutgers University, Graduate School of Management, and a bachelor's degree in industrial engineering from Rutgers University, College of Engineering. We believe that Mr. Valeriani's management, experience, including his experience as an executive at Johnson & Johnson, and his experience as a director of other publicly-traded companies and his experience in the financial sector qualifies him to serve as a member of our board of directors.

Corporate Governance Matters

Board of Director Composition

Our board of directors currently consists of seven members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of these committees operates under a charter that has been approved by our board of directors. The charters are available on our corporate governance section of our website www.rokabio.com.

Audit Committee

Our audit committee currently consists of Mr. McGirr, as chairman, Dr. Barrett and Mr. Valeriani, each of whom is “independent” as that term is defined under applicable SEC rules and NASDAQ listing standards. Our board of directors has determined that Mr. McGirr qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules. In making this determination, our board has considered the formal education and nature and scope of his previous experience, coupled with past and present service on various audit committees. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements.

Our audit committee’s responsibilities include:

•	appointing, evaluating, retaining and, when necessary, terminating the engagement of our independent registered public accounting firm;

•	overseeing the independence of our independent registered public accounting firm, including obtaining and reviewing reports from the firm;

•	setting the compensation of our independent registered public accounting firm;

•
overseeing the work of our independent registered public accounting firm, including receiving and considering reports made by our independent registered public accounting firm regarding accounting policies and procedures, financial reporting and disclosure controls;

•	reviewing and discussing with management and our independent registered public accounting firm our audited financial statements and related disclosures;

•	preparing the annual audit committee report required by SEC rules;

•	coordinating internal control over financial reporting, disclosure controls and procedures and code of conduct;

•	reviewing our policies with respect to risk assessment and risk management;

•
establishing procedures related to the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters;

•	reviewing our policies and procedures for reviewing and approving or ratifying related person transactions, including our related person transaction policy; and

•	meeting independently with management and our independent registered public accounting firm.

All audit services to be provided to us and all non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

Our compensation committee currently consists of Dr. Barrett, as chairman, Dr. Cohen and Mr. Valeriani, each of whom are “independent” as that term is defined under applicable SEC rules and NASDAQ listing standards. Our compensation committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our compensation committee’s responsibilities include:

•
reviewing and recommending to the board of directors our chief executive officer’s compensation, and approving the compensation of our other executive officers reporting directly to our chief executive officer;

•	overseeing the evaluation of our senior executives;

•	overseeing, administering, reviewing and making recommendations to the board of directors with respect to our incentive compensation and equity-based plans;

•	reviewing and making recommendations to the board of directors with respect to director compensation;

•	reviewing and discussing with management the compensation discussion and analysis required by SEC rules; and

•	preparing the annual compensation committee report required by SEC rules.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee currently consists of Mr. Valeriani, as chairman, Drs. Cohen and Doyle, each of whom are “independent” as that term is defined under applicable NASDAQ listing standards. The nominating and corporate governance committee’s responsibilities include:

•	recommending to the board of directors the persons to be nominated for election as directors or to fill any vacancies on the board of directors, and to be appointed to each of the board’s committees;

•	developing and recommending to the board of directors corporate governance guidelines; and

•	overseeing an annual self-evaluation of the board of directors.

Stockholder nominations for directorships

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names and background to the Secretary of the Company at the address set forth below under “Stockholder Communications.” All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and only consider such recommendations if appropriate biographical and other information is provided, as described below, on a timely basis. All security holder recommendations for director candidates must be received by the Company in the timeframe(s) set forth under the heading “Stockholder Proposals” below.

•	the name and address of record of the security holder;

•
a representation that the security holder is a record holder of the Company’s securities, or if the security holder is not a record holder, evidence of ownership in accordance with Rule 14a-8(b)(2) of the Securities Exchange Act of 1934;

•
the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five (5) full fiscal years of the proposed director candidate;

•	a description of the qualifications and background of the proposed director candidate and a representation that the proposed director candidate meets applicable independence requirements;

•	a description of any arrangements or understandings between the security holder and the proposed director candidate; and

•	the consent of the proposed director candidate to be named in the proxy statement relating to the Company’s annual meeting of stockholders and to serve as a director if elected at such annual meeting.

Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by members of the Board or other persons, as described above and as set forth in its written charter.

Board Leadership Structure and Role in Risk Oversight

The positions of our chairman of the board and chief executive officer are separated. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. This leadership structure also is preferred by a significant number of our stockholders. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure.

Although our bylaws do not require our chairman and chief executive officer positions to be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Our board of directors is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks, and our standing board committees.

Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.rokabio.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2016, all reports required to be filed under Section 16(a) were filed on a timely basis.

Item 11.	EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION

Summary Compensation Table - 2016

The following table shows the compensation awarded to or earned by our principal executive officer, and all individuals who served as principal executive officer at any time during the fiscal year ended December 31, 2016, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2016 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2016. The persons listed in the following table are referred to herein as the “named executive officers".

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Paul G. Thomas	2016	$495,325	$99,065	—	108,863		$19,226	$722,479
Former President and Chief Executive Officer	2015	$480,875	$168,307	—	718,166	—	$18,048	$1,385,396
Lars Boesgaard	2016	$250,000	$44,766	—	34,033		$17,461	$346,260
Vice President and Chief Financial Officer	2015	$218,472	$41,333	107,847	75,596	—	$16,086	$459,334
Mary Duseau	2016	$339,487	$114,778	—	33,431		$27,426	$515,122
President and Chief Executive Officer and former Senior Vice President, Chief Commercial Officer	2015	$298,864	$78,144	—	313,301	—	$22,593	$712,902

(1)
Amounts reflect the grant date fair value of stock and option awards granted in 2016 and 2015 in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation. For information regarding assumptions underlying the valuation of equity awards, see note 16 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Estimates-Stock-Based Compensation” included elsewhere in this report and in our annual report for the year ended December 31, 2015. These amounts do not correspond to the actual value that may be realized by the named executive officers upon vesting of stock or exercise of stock options.

(2)
These amounts for 2016 include for Mr. Thomas, (i) $18,025 in employer paid health insurance, (ii) $439 in employer paid life insurance and (iii) $762 in employer paid disability insurance; for Mr. Boesgaard, (i) $15,833 in employer paid health insurance, (ii) $366 in employer paid life insurance, (iii) $762 in employer paid disability insurance and (iv) $500 for a contribution to a Health Savings Account; and for Ms. Duseau, (i) $18,025 in employer paid health insurance, (ii) $439 in employer paid life insurance, (iii) $762 in employer paid disability insurance, (iv) $1,000 for a 401(k) match and (v) $7,200 for a car allowance.

These amounts for 2015 include for Mr. Thomas, (i) $16,847 in employer paid health insurance, (ii) $439 in employer paid life insurance and (iii) $762 in employer paid disability insurance; for Mr. Boesgaard, (i) $15,018 in employer paid health insurance, (ii) $306 in employer paid life insurance, and (iii) $762 in employer paid disability insurance; and for Ms. Duseau, (i) $13,992 in employer paid health insurance, (ii) $366 in employer paid life insurance, (iii) $635 in employer paid life insurance, (iv) $1,000 for a 401(k) match and (v) $6,600 for a car allowance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

We have entered into an employment agreement with each of the named executive officers.

Paul G. Thomas

The following is a description of Mr. Thomas's employment agreement as in-effect during the year ended December 31, 2016. Subsequent to year-end, in connection with his resignation as President and Chief Executive Officer, we and Mr. Thomas agreed to amend his employment agreement, effective January 17, 2017, to remove the severance provisions and adjust his title and role.

On September 10, 2009, we entered into a five year employment agreement with Mr. Thomas for the position of President and Chief Executive Officer. The employment agreement automatically renews for successive one year terms unless we or Mr. Thomas provide at least 90 days prior notice of intent not to extend the term of the employment agreement. In the event of a change of control, as described below, occurs within the last twelve months of the applicable term, the term of his employment agreement will automatically renew for an additional twelve months. The expiration of the employment agreement following a notice of non-renewal by either us or Mr. Thomas is not considered termination without cause. Mr. Thomas currently receives a base salary of $495,325, which is subject to periodic review and increase by the compensation committee. Mr. Thomas is also eligible for an annual bonus with a target amount of 50% of his base salary, based on the achievement of certain individual and/or corporate performance targets established by the board or compensation committee. The actual amount of such bonus, which may be more or less than the target bonus, will be determined annually based upon individual and/or our achievement of certain performance targets, as determined by the compensation committee, in its reasonable discretion. Mr. Thomas is eligible to participate in employee benefit plans generally available to our executive employees, subject to the terms of those plans.

Payments Provided upon Termination without Cause or with Good Reason

In the event of termination for good reason or without cause, as described below, subject to the execution and non-revocation of a release agreement, resignation from any and all positions and return of all company property, Mr. Thomas will be entitled to receive (i) the amount of his accrued but unpaid salary, earned but unpaid bonus, and any accrued but unused vacation as of the date of termination, (ii) reimbursement of any expenses properly incurred on our behalf prior to any such termination and not yet reimbursed, (iii) continuation of his base salary in effect immediately prior to the termination of his employment for a period of twelve months after the effective date of termination, and (iv) continuation of group health plan benefits, with the cost of such benefits shared in the same relative proportion by us and Mr. Thomas until the earlier of (x) eighteen months after termination and (y) the date Mr. Thomas becomes eligible for benefits through another employer.

Payments Provided upon Termination without Cause or with Good Reason following a Change of Control

In the event of termination for good reason or without cause within six months following a change of control, as described below, subject to the execution and non-revocation of a release agreement, resignation from any and all positions and return of all company property, Mr. Thomas will be entitled to receive (i) the amount of his accrued but unpaid salary, earned but unpaid bonus, and any accrued but unused vacation as of the date of termination, (ii) reimbursement of any expenses properly incurred on our behalf prior to any such termination and not yet reimbursed, (iii) a lump sum payment equal to his annual base salary in effect immediately prior to the termination of his employment and (iv) continuation of group health plan benefits, with the cost of such benefits shared in the same relative proportion by us and Mr. Thomas until the earlier of (x) eighteen months after termination and (y) the date Mr. Thomas becomes eligible for benefits through another employer and (v) 100% acceleration of vesting for any unvested restricted stock grants.

Payments upon Change of Control

In addition to the payments described above, upon the occurrence of a change of control transaction, as described below, all shares of restricted stock will fully and immediately vest.

Under Mr. Thomas’ employment agreement, the terms below are generally defined as follows:

“cause” means: (i) the continued and willful failure to perform substantially the material duties and responsibilities of the position after receiving written demand for substantial performance; (ii) the conviction of, or plea of guilty or no contest to a felony or a crime involving dishonesty or theft; (iii) the executive’s uncured breach of the employment agreement or covenants agreements with us; (iv) the executive’s uncured and willful failure to comply with a material policy of ours; and (v) acts of gross negligence or gross misconduct by the executive, as determined by the board of directors;

“change of control” means (i) the liquidation, dissolution or winding up of the company; (ii) the acquisition, directly or indirectly, in a transaction or series of related transactions, other than a bona fide equity financing, of more than fifty (50%) or more of the total voting power of all the then-outstanding voting securities of the company; (iii) the acquisition of the company by means of any transaction or series of related transactions in which the company’s stockholders immediately prior to such transaction hold less than sixty-six percent (66%) of the voting power of the surviving or acquiring entity; or (iv) the sale, conveyance or other disposal of all or substantially all of our assets; provided that a change of control will not include a merger or consolidation with a subsidiary or affiliate of the company; and

“good reason” means that the employee has complied with the appropriate notice procedures following the occurrence of any of the following without the executive’s prior written consent: (i) prior to the consummation of a change of control, (x) the executive is not elected or re-elected to serve of our board of directors, (y) assignment to the executive of any duties or reporting obligations inconsistent with the executive’s title, position, authority or responsibility, or (z) the material diminution in the executive’s responsibilities, authority and function; (ii) a reduction in the executive’s base salary or target annual bonus that is not pursuant to a salary reduction program affecting substantially all senior level employees; (iii) failure to continue to provide the executive with benefits substantially similar to those enjoyed by the executive under employee benefit plans generally available to our executive employees; (iv) a change in the executive’s principal office location of more than twenty-five (25) miles; (v) failure to pay the executive any amount due under his employment agreement or any other breach by us of the executive’s employment agreement or (vi) failure to require a successor entity to assume the executive’s employment agreement.

Lars Boesgaard

We and Mr. Boesgaard are party to an employment agreement dated July 1, 2012. The employment agreement provides for “at will” employment. Mr. Boesgaard currently receives a base salary of $250,000, which is subject to periodic adjustment by the chief executive officer, the board or the compensation committee. Mr. Boesgaard is also eligible for an annual bonus with a target amount of 30% of his base salary, based on the achievement of certain individual and/or corporate performance targets established by the board or compensation committee. The actual amount of such bonus will be determined annually based upon individual and/or corporate achievement of certain performance targets, as determined by the compensation committee, in its reasonable discretion. Mr. Boesgaard is eligible to participate in employee benefit plans generally available to our employees, subject to the terms of those plans.

Payments Provided upon Termination without Cause or with Good Reason

In the event of termination for good reason or without cause, as described below, subject to the execution and non-revocation of a release agreement, resignation from any and all positions and return of all company property, Mr. Boesgaard will be entitled to receive (i) the amount of his accrued but unpaid salary, earned but unpaid bonus, and any accrued but unused vacation as of the date of termination, (ii) reimbursement of any expenses properly incurred on our behalf prior to any such termination and not yet reimbursed, (iii) continuation of his base salary for a period of nine months after the effective date of termination and (iv) continuation of group health plan benefits, with the cost of such benefits shared in the same relative proportion by us and Mr. Boesgaard until the earlier of (x) nine months after termination and (y) the date Mr. Boesgaard becomes eligible for benefits through another employer.

Under Mr. Boesgaard’s employment agreement, the terms below are generally defined as follows:

“cause” means: (i) the conviction of, or plea of guilty or no contest to a felony or a crime involving dishonesty or theft; (ii) commission a fraudulent, dishonest or illegal act the executive (iii) acts of gross negligence or gross misconduct by the executive; (iv) willful violation of a federal state or local law or regulation applicable to our business; (v) material and uncured violation of the company’s policies and procedures; (vi) material and uncured failure to satisfactorily perform executive’s duties; (vii) executive’s breach of the terms the confidentiality, inventions and non-interference agreement; and (viii) executive’s uncured breach of the employment agreement or related agreements with us; and

“good reason” means that the employee has complied with the appropriate notice procedures following the occurrence of any of the following without the employee’s advance written consent: (i) a reduction in the employee’s base salary that is not pursuant to a salary reduction program affecting substantially all senior level employees or (ii) a change in the employee’s principal office location of more than fifty (50) miles.

Mary Duseau

On February 4, 2015, we entered into an employment agreement with Ms. Duseau for the position of Senior Vice President, Chief Commercial Officer. Ms. Duseau currently receives a base salary of $400,000, which is subject to periodic review and increase by the compensation committee. Ms. Duseau is also eligible for an annual bonus with a target amount, currently of 40% of her base salary, based on the achievement of certain individual and/or corporate performance targets established by the board or compensation committee. The actual amount of such bonus, which may be more or less than the target bonus, will be determined annually based upon individual and/or our achievement of certain performance targets, as determined by the compensation committee, in its reasonable discretion. The employment agreement further provides for (i) a vehicle allowance of $7,200 payable in semi-monthly installments, and (ii) two special payments, each in the amount of $40,000, less applicable withholdings and customary payroll deductions (the first payment was made on the first anniversary of the commencement date and the second payment to be paid out on the next regular pay date following the second anniversary of the commencement date, subject to Ms. Duseau’s continued employment) Ms. Duseau is eligible to participate in employee benefit plans generally available to our executive employees, subject to the terms of those plans. In connection with the commencement of her employment, we agreed to grant Ms. Duseau 10,449 stock options. Twenty-five percent of such stock options vested on February 4, 2016 and the remaining shares vest in 36 equal monthly installments thereafter.

Payments Provided upon Termination without Cause or with Good Reason

In the event of termination for good reason or without cause, as described below, subject to the execution and non-revocation of a release agreement, resignation from any and all positions and return of all company property, Ms. Duseau will be entitled to receive (i) the amount of her accrued but unpaid salary and any accrued but unused vacation as of the date of termination, (ii) reimbursement of any expenses properly incurred on our behalf prior to any such termination and not yet reimbursed, (iii) continuation of her base salary in effect immediately prior to the termination of her employment for a period of nine months after the effective date of termination and (iv) continuation of group health plan benefits, with the employee's healthcare continuation payments waived by the Company until the earlier of (x) nine months after termination and (y) the date Ms. Duseau becomes eligible for benefits through another employer, subject to the execution and non-revocation of a release agreement, resignation from any and all positions and return of all Company property.

Under Ms. Duseau’s employment agreement, the terms below are generally defined as follows:

“cause” shall mean Employee’s (i) conviction of, or guilty plea or plea of no contest to, a felony or other crime involving dishonesty, theft or moral turpitude, (ii) commission of a fraudulent, illegal or dishonest act in respect of Employer, its affiliates or any of their respective clients/customers, (iii) willful misconduct or gross negligence that is, or reasonably could be expected to be, injurious to the business, operations or reputation of Employer or its affiliates (monetarily or otherwise), (iv) willful violation of a federal, state or local law or regulation applicable to the business of Employer or its affiliates, (v) material violation of Employer's policies or procedures in effect from time to time, (vi) material failure to satisfactorily perform Employee’s duties as assigned to Employee from time to time, (vii) breach of the terms of the Covenants Agreement, or (viii) other material breach of Employee’s representations, warranties, covenants and other obligation under this Agreement; provided, however, to the extent that any violation, failure or breach described in clauses (v), (vi), or (viii) is subject to cure (as determined by Employer in its reasonable discretion), then such violation, failure or breach shall not constitute “Cause” unless Employer provides Employee with written notice of such violation, failure or breach and Employee fails to cure such violation, failure or breach within ten (10) days of receipt of such notice.

“good reason” means the occurrence, without Employee's advance written consent, of any one or more of the following events: (a) a reduction in Employee’s Base Salary, unless a proportionate reduction is made with respect to all of its other executive level employees; or (b) relocation of Employee's principal office location to a location that is anywhere outside of a 50 mile radius of Warren, New Jersey. No event described in clauses (a) or (b) above shall constitute "Good Reason" unless Employee provides the CEO and the Board with written notice of Employee's objection to such event within thirty (30) days after such event first occurs, Employer is afforded an opportunity to cure such event within thirty (30) days after the CEO's and the Board's receipt of such notice (the "Good Reason Cure Period") and such event is not cured during the Good Reason Cure Period. If Employee fails to provide the notice and Good Reason Cure Period prior to her resignation, or resigns more than ninety (90) days after the initial existence of the condition, her resignation will not be deemed to be for “Good Reason” and any claim of such circumstances as “Good Reason” shall be deemed irrevocably waived by Employee.

Employee Confidentiality, Inventions and Non-interference Agreements

Each of our named executive officers has entered into a standard form agreement with respect to confidential information, assignment of inventions, non-solicitation and non-interference restrictions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment, to assign to us any inventions conceived or developed during the course of employment, to refrain from soliciting or hiring any of our employees, consultants or independent contractors for a period of one year after the termination of such executive’s employment and to refrain from engaging in a competitive business for a period of one year after the termination of such executive’s employment.

Outstanding Equity Awards at Fiscal Year-End Table - 2016

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options and restricted common stock awards held as of December 31, 2016.

	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#)			Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Name	exercisable	unexercisable
Paul G. Thomas	10,467	11,382	(2)	$43.60	1/1/2025	—		—
	—	13,999	(3)	$11.30	1/3/26	—		—
	—	—		—	—	13,597	(4)	$57,651
Lars Boesgaard	675	—	(5)	$17.68	4/1/2020	—		—
	456	—	(6)	$17.68	6/29/2020	—		—
	2,038	—	(7)	$36.43	1/31/2022	—		—
	996		(8)	$9.94	12/31/2022
	1,101	1,199	(2)	$43.60	1/1/2025
	—	4,300	(3)	$11.30	1/3/2026
				—	—	3,905	(9)	16,557
Mary Duseau	4,792	5,657	(10)	$39.90	2/3/2025	—		—
	—	4,299	(3)	$11.30	1/3/2026

(1)	The value is based upon the closing market price of our common stock on December 31, 2016, $4.24.

(2)
Represents options to purchase shares of our common stock granted on January 2, 2015. The shares underlying this option vest 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

(3)
Represents options to purchase shares of our common stock granted on January 4, 2016. The shares underlying this option vest 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

(4)
The number of shares displayed represents the unvested shares from the following grant: 21,738 shares granted on December 6, 2013. One-half of the grant vests 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months, the other half of the December 6, 2013 grant vests upon the per share value of common stock reaching $281.50 (as may be adjusted for changes in capitalization).

(5)
Represents options to purchase shares of our common stock granted on April 2, 2010. The shares underlying this option vested 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

(6)
Represents options to purchase shares of our common stock granted on June 30, 2010. The shares underlying this option vested 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

(7)
Represents options to purchase shares of our common stock granted on April 1, 2012. The shares underlying this option vested 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

(8)
Represents options to purchase shares of our common stock granted on May 13, 2013. The shares underlying this option vested 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

(9)
The number of shares displayed represents the unvested shares from the following grants: 3,622 shares granted on December 6, 2013; and 2,473 shares granted on January 2, 2015. One-half of the 2013 grant vests 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months the second half of the December 6, 2013 grant, vests upon the per share value of common stock reaching $281.50 (as may be adjusted for changes in capitalization). The January 2, 2015 grant vests 33% on the one year anniversary of the grant date and 67% on the second anniversary

(10)
Represents options to purchase shares of our common stock granted on February 2, 2015. The shares underlying this option vested 25% on the anniversary of the grant date with the remaining shares vesting in equal monthly installments over the following 36 months.

Equity Compensation Plans

The two equity incentive plans described in this section are the Roka Bioscience, Inc. 2009 Equity Incentive Plan, or the 2009 Plan, and the Roka Bioscience, Inc. 2014 Equity Incentive Plan, or the 2014 Plan. Prior to our initial public offering, we granted awards to eligible participants under the 2009 Plan. Following the closing of our initial public offering, we expect to grant awards to eligible participants only under the 2014 Plan.

2009 Equity Incentive Plan

The 2009 Plan was approved by our board of directors and our stockholders on September 10, 2009, and was most recently amended on June 13, 2013. The 2009 Plan reserved 202,885 shares of common stock for issuance.

The 2009 Plan permits us to make grants of incentive stock options to employees, and non-statutory options, incentive options, restricted stock, and unrestricted stock to employees, non-employee board members and consultants of our company and our affiliates. In no event shall the number of shares of stock covered by options or other awards granted to any one person in any one calendar year exceed 25% of the aggregate number of shares of stock subject to the 2009 Plan.

The 2009 Plan is administered by our compensation committee of our board of directors, although our board of directors may at any time itself exercise any of the powers and responsibilities assigned to the compensation committee. We refer to the compensation committee as the committee. The committee has the authority to:

•	determine which employees, consultants or directors shall be granted awards, and the form of award;

•	interpret the 2009 Plan;

•	prescribe, amend and rescind rules and regulations relating to the 2009 Plan;

•	determine the terms and provisions of award agreements; and

•	make all other determinations necessary or advisable for the administration of the 2009 Plan.

The committee may, in its discretion, provide that awards of non-statutory options or restricted stock may be transferred by the recipient to a family member, without payment of any consideration, provided that no transfer shall be valid unless first approved by the committee, acting in its sole discretion. Except as provided in the preceding sentence, awards under the 2009 Plan are not transferable, other than by will or by the laws of descent and distribution.

The exercise price of each incentive stock option granted under the 2009 Plan is determined by our board of directors and may not be less than fair market value of a share of our common stock on the grant date (110% for ten percent owners). This limit does not apply to non-statutory options.

In the event of a change in control, subject to provisions of outstanding awards granting greater rights, outstanding options and restricted awards granted to individuals who have been employed by or associated with the company and our affiliates for less than twelve months shall vest as if the time of reference were six months later than otherwise. Options and restricted stock granted to other employees shall vest as if the time of reference were twelve months later than otherwise.

In addition, upon certain transactions, the committee may take any one or more of the following actions as to outstanding options: (1) provide that an acquiring or succeeding entity shall assume such options or substitute substantially equivalent options; (2) upon written notice to option holders, provide that unexercised options will terminate immediately prior to such transaction unless exercised within a specified period; (3) provide that outstanding options shall become exercisable in whole or in part prior to or upon the transaction; (4) terminate options in exchange for cash payments, net of applicable tax withholding, equal to the excess, if any, of (i) the acquisition price times the number of shares of stock subject to an option over (ii) the aggregate exercise price for all shares of stock subject to the option; (5) in connection with a liquidation or dissolution of the company, provide that options shall convert into the right to receive liquidation proceeds, net of the exercise price and any applicable tax withholdings; or (6) any combination of the foregoing.
Upon certain transactions other than a liquidation or dissolution of the company that is not part of another transaction, the repurchase and other rights of the company under outstanding restricted stock awards shall inure to the benefit of the company’s successor, and shall, unless the committee determines otherwise, apply to the to the cash, securities or other property which the restricted stock was converted into or exchanged for pursuant to such transaction in the same manner and to the same extent as they applied to the restricted stock award.

Our board of directors may at any time modify or terminate the 2009 Plan, but no amendment of the 2009 Plan may affect the terms of any award outstanding on the date of such amendment, unless the board of directors expressly provides otherwise. The committee may amend the terms of any award, prospectively or retroactively, provided such amendment is consistent with the terms of the 2009 Plan. No amendment or modification of the 2009 Plan by our board of directors, or of an outstanding award by the Committee, shall impair the rights of the recipient of any award outstanding on the date of such amendment or modification without the participant’s consent. No such consent is required if (i) the board of directors or the Committee determines in its sole discretion that such amendment or alteration either is required or advisable for the company, the 2009 Plan, or the award to satisfy any law or regulation, or to meet the requirements of or avoid adverse financial accounting consequences under any accounting standard, or (ii) the board of directors or the committee determines in its sole discretion that such amendment or alteration is not reasonably likely to significantly diminish the benefits provided under the award, or that any such diminution has been adequately compensated.

As of December 31, 2016, options to purchase 24,563 shares of common stock and 17,542 shares of restricted stock were outstanding under the 2009 Plan.

Amended and Restated 2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan was adopted by our board of directors on June 26, 2014 and approved by our shareholders on July 2, 2014, which became effective upon the date of closing of our initial public offering. On January 17, 2017, our board of directors approved, subject to stockholder approval, the amendment and restatement of the 2014 Plan to increase the number of shares reserved for issuance thereunder by 300,000 to 665,340 and to reflect the impact of the reverse stock splits implemented by us subsequent to the original adoption of the 2014 Plan. On February 28, 2017, upon approval of our stockholders, the Amended and Restated 2014 Equity Incentive Plan became effective. We refer to this plan as the 2014 Plan.

The 2014 Plan permits us to make grants of incentive stock options to our employees, and for the grant of nonqualified stock options, stock appreciation rights, restricted stock, stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards to our employees, directors, consultants, advisors, or other individual service providers of our company or any subsidiary, as well as to any persons determined by our committee that administers our

2014 Plan to be prospective employees, officers, directors, consultants, advisors, or other individual service providers of our company or any subsidiary.

Following the amendment and restatement, the 2014 Plan reserved 468,582 shares of common stock for future issuance. The number of shares available for issuance is subject to customary adjustments for stock splits, stock dividends or similar transactions. In addition, the 2014 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2014 Plan on January 1 of each year during the period beginning January 1, 2018, and ending on (and including) January 1, 2027. The annual increase in the number of shares shall be equal to 3% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors may act prior to the first day of any calendar year to provide that there shall be no increase for such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur.

The 2014 Plan is administered by a committee of our board of directors. The committee has the authority to determine:

•	which individuals shall be granted awards;

•	number of shares, units or other rights subject to each award;

•	exercise, base or purchase price of each award (if any);

•	schedule upon which awards will become vested, exercisable or payable;

•	performance criteria, performance goals and other conditions of each award;

•	duration of each award; and

•	all other terms of each award.

For awards that are intended to be exempt from the deductibility limit of Code Section 162(m), no participant may receive in any one fiscal year options or stock appreciation rights with respect to more than 18,116 shares of our common stock in the aggregate, or restricted stock, stock units, performance shares awards, incentive bonus awards and other stock-based awards that are denominated in shares of our common stock relating to more than 18,116 shares in the aggregate. In addition, the maximum dollar value payable to any participant in any one fiscal year of the company with respect to stock units, performance units or incentive bonus awards or other stock-based awards that may be settled in cash or other property (other than common stock) and that are intended to be exempt from the deductibility limit of Code Section 162(m) is $2,000,000.

In general, awards may not be transferred other than by will or by the laws of descent and distribution. However, the committee may provide in an award agreement that non-qualified stock options, share-settled stock appreciation rights, restricted stock, performance shares or share-settled other stock-based awards may be transferred to certain family members, to a family trust for estate planning purposes, or by gift to charitable institutions.

The committee may, upon the grant of an award, provide for the effect of a change in control on any award, including:

•	acceleration or extension of the time periods for exercising, vesting in, or realizing gain from any award;

•	elimination or modification of performance or other conditions of an award;

•	provision for the cash settlement of an award for an equivalent cash value; or

•	such other modification or adjustment to an award as the committee deems appropriate to maintain and protect the rights and interests of participants upon or following a change in control.

The committee may also, in its discretion, take one or more of the following actions contingent upon a change in control, unless otherwise provided by an award agreement:

•	cause any or all outstanding options and stock appreciation rights affected by the change in control to become vested and immediately exercisable, in whole or in part;

•	cause any other awards affected by the change in control to become non-forfeitable, in whole or in part;

•	cancel any option or stock appreciation right in exchange for a substitute option;

•	cancel any award of restricted stock, stock units, performance shares or performance units in exchange for a similar award in respect of the capital stock of any successor corporation;

•
redeem any restricted stock for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control;

•
cancel any option or stock appreciation right affected by the change in control in exchange for cash and/or other substitute consideration, and cancel any option or stock appreciation right without any payment of consideration if its exercise price is not less than the value of our common stock on the date of the change in control;

•
cancel any stock unit or performance unit affected by the change in control in exchange for cash and/or other substitute consideration (provided such cancellation and exchange does not violate Section 409A of the Code); or

•	make such other modifications, adjustments or amendments to outstanding awards or the 2014 Plan as it deems necessary or appropriate.

The committee may amend the terms of awards in any manner not inconsistent with the 2014 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without such participant’s consent. In addition, our board of directors may at any time amend, suspend, or terminate the 2014 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant, (ii) the company shall obtain stockholder approval of any amendment to the 2014 Plan to the extent necessary and desirable to comply with any applicable law, regulation, or stock exchange rule, and (iii) stockholder approval is required for any amendment to the 2014 Plan that (x) increases the number of shares of common stock available for issuance under the 2014 Plan, or (y) changes the persons or class of persons eligible to receive awards.

401(k) Plan and Other Benefits

We maintain a tax-qualified retirement plan that provides eligible employees in the United States with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Pre-tax or after-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Sections 401(a) and 501(a) of the Code. We currently provide matching contributions under the 401(k) Plan up to an aggregate maximum match of $1,000 per person, which vests 50% upon the one-year anniversary of employment and the remaining 50% upon the two-year anniversary of employment. We also contribute to medical, life, disability and other standard insurance for our employees.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

Our board of directors approved a director compensation policy for our non-employee directors. Other than reimbursement for reasonable expenses incurred in connection with attending board of director and committee meetings, this policy excludes any non-employee directors designated to the board by our current investors. In December 2015, our board of directors approved amendments to the compensation policy for our non-employee directors. The amended policy provides for the following compensation amounts payable in cash, or upon election by all non-employee directors, in shares of unrestricted common stock:

•	each non-employee director is entitled to receive an annual fee from us of $42,000;

•	the chair of our audit committee is entitled to receive an annual fee from us of $12,500 and other members of our audit committee are entitled to receive $7,500;

•	the chair of our compensation committee is entitled to receive an annual fee from us of $8,000 and other members of our compensation committee are entitled to receive $5,000; and

•	the chair of our nominating and corporate governance committee is entitled to receive an annual fee from us of $7,000 and other members are entitled to receive $4,000.

Each non-employee director that joins our board of directors is entitled to receive an initial option grant upon commencement of service to purchase 6,000 shares of our common stock under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, which shall vest in 36 equal monthly installments. Subsequent to the initial option grant, as of the date of each annual meeting of the shareholders, each non-employee director will receive an option grant to purchase 3,000 shares of our common stock under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, which shall vest on the one year anniversary of the grant date. Upon a change in control of us, as defined in our equity incentive plan, 100% of the shares underlying these options shall become vested and exercisable immediately prior to such change in control.

All fees under the director compensation policy are paid on a quarterly basis in arrears and no per meeting fees are paid. All fees may be paid in unrestricted shares of common stock at the election of the director. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

Director Compensation Table - 2016

The following table sets forth information concerning the compensation paid to our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
M. James Barrett	$57,500	$14,448	$71,948
Fred Cohen	$51,000	$14,448	$65,448
Michael P. Doyle, Ph.D.	$46,250	$14,448	$60,698
David W. J. McGirr	$55,500	$14,448	$69,948
Jonathan T. Silverstein(2)	$56,500	$14,448	$70,948
Nicholas J. Valeriani	$45,750	$14,448	$60,198

1)
Amount reflects the grant date fair value of option awards granted in 2016 in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation. These amounts do not correspond to the actual value that may be realized by the directors upon exercise of such options.

2)	Mr. Silverstein resigned from our board of directors as of January 17, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 1, 2017 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) each of the current executive officers; (iv) all of the current executive officers and directors as a group; and (v) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under exercise of any options or warrants that are exercisable on or within 60 days after March 1, 2017 are deemed beneficially owned by the holder thereof and therefore are included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 5,007,742 shares of common stock issued and outstanding as of March 1, 2017 plus any shares issuable upon exercise of options or warrants that are exercisable on or within 60 days after March 1, 2017 held by such person or entity.

Except as otherwise noted below, the address for persons listed in the table is c/o Roka Bioscience, Inc., 20 Independence Boulevard, Warren, New Jersey 07059. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Of Shares Beneficially Owned
5% Stockholders
Entities Affiliated with New Enterprise Associates(1)	1,464,900	26.3%
Entities Affiliated with OrbiMed(2)	1,465,638	26.3%
TPG Biotechnology Partners III, L.P.(3)	1,441,786	25.8%
Sabby Management, LLC(4)	365,220	7.3%
Named Executive Officers, Executive Officers and Directors:
M. James Barrett(5)	1,465,802	26.3%
Fred E. Cohen(6)	902	*
Michael P. Doyle(7)	1,398	*
David W. J. McGirr(8)	6,354	*
Paul G. Thomas(9)	109,309	2.2%
Nicholas J. Valeriani(10)	15,946	*
Lars Boesgaard(11)	19,310	*
Mary Duseau(12)	9,865	*
All current directors and executive officers as a group (8 persons)	1,628,886	28.9%

(1)
Based on information set forth in a Schedule 13D/A filed with the SEC on September 28, 2016 and our corporate records. The shares beneficially owned consist of 893,471 shares of common stock and warrants to acquire 571,429 shares of common stock. The shares directly held by NEA 13 are indirectly held by NEA Partners 13, L.P., or NEA Partners 13, the sole general partner of NEA 13, NEA 13 GP, LTD, or NEA 13 LTD, the sole general partner of NEA Partners 13 and each of the individual Directors of NEA 13 LTD. The individual directors, or collectively, the Directors, of NEA 13 LTD are M. James Barrett (a member of our board of directors), Peter J. Barris, Forest Baskett, Patrick J. Kerins, David M. Mott, Scott D. Sandell and Ravi Viswanathan. NEA 13, NEA Partners 13, NEA 13 LTD and the Directors share voting and dispositive power with regard to the shares held by NEA 13. All indirect holders of the above referenced shares disclaim beneficial ownership of applicable shares except to the extent of their pecuniary interest therein. The shares directly held by NEA Ventures 2009, L.P., or Ven 2009, are indirectly held by Karen P. Welsh, the general partner of Ven 2009. The address for NEA 13 and Ven 2009 is c/o New Enterprise Associates, Inc., 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(2)
Based on information set forth in a Schedule 13D filed with the SEC on November 14, 2016 and our corporate records, the shares beneficially owned consist of (i) 893,471 shares of common stock and warrants to acquire 571,429 shares of common stock. OrbiMed Capital GP III, LLC, or GP III, is the general partner of OPI III, and OrbiMed Advisors LLC, or Advisors, is the managing member of GP III. Advisors is also the general partner of Associates III. Samuel D. Isaly is the managing member of and owner of a controlling interest in Advisors and may be deemed to have voting and investment power over shares held by OPI III and Associates III. Mr. Isaly disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. The address for OPI III and Associates III is 601 Lexington Avenue, 54th Floor, New York NY 10022. Additionally, shares beneficially owned include options granted to Mr. Silverstein to purchase 738 shares of common stock that are exercisable within 60 days of March 1, 2017, and for which any economic benefit of these options is transferable to OrbiMed.

(3)
Based on information set forth in a Schedule 13D/A filed with the SEC on October 31, 2016 and our corporate records, the shares beneficially owned consists of 870,357 shares of common stock and warrants to acquire 571,429 shares of common stock. All shares are held directly by TPG Biotechnology Partners III, L.P., or TPG Biotech III. TPG Biotechnology GenPar III, L.P., or TPG Biotech GenPar III, is the general partner of TPG Biotech III. TPG Biotechnology GenPar III Advisors, LLC, or TPG Biotech Advisors III, is the general partner of TPG Biotech GenPar III. TPG Holdings I, L.P., or TPG Holdings, is the sole member of TPG Biotech Advisors III. TPG Holdings I-A, LLC, or TPG Holdings LLC, is the general partner of TPG Holdings. TPG Group Holdings (SBS), L.P., or TPG Group Holdings, is the sole member of TPG Holdings LLC. TPG Group Holdings (SBS) Advisors, Inc. is the general partner of TPG Group Holdings and may be deemed to have voting and dispositive power over the shares held by TPG Biotech III. David Bonderman and James G. Coulter are officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and may therefore

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

be deemed to have voting and dispositive power over the shares held by TPG Biotech III. Messrs. Bonderman and Coulter disclaim beneficial ownership of the securities reported herein except to the extent of their pecuniary interest therein. The address for TPG Biotech III and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Fort Worth, TX 76102.

(4)
Based solely on information set forth in a Schedule 13G/A filed with the SEC on January 11, 2017. The shares beneficially owned consist of (i) 225,867 shares beneficially owned by Sabby Healthcare Master Fund, Ltd. (“Sabby Healthcare Fund”) and (ii) 139,353 shares beneficially owned by Sabby Volatility Master Fund, Ltd. (“Sabby Volatility Fund”). Sabby Management, LLC indirectly owns 365,220 shares because it serves as the investment manager of Sabby Healthcare Fund and Sabby Volatility Fund. Hal Mintz indirectly owns 365,220 shares in his capacity as manager of Sabby Management, LLC.

(5)
The shares beneficially owned consist of (i) 893,471 shares of common stock, (ii) warrants to acquire 571,429 shares of common stock and (iii) options to purchase 902 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 3,598 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017. The shares of common stock directly held by NEA 13 are indirectly held by NEA Partners 13, L.P., or NEA Partners 13, the sole general partner of NEA 13, NEA 13 GP, LTD, or NEA 13 LTD, the sole general partner of NEA Partners 13 and each of the individual Directors of NEA 13 LTD. The individual directors, or collectively, the Directors, of NEA 13 LTD are M. James Barrett (a member of our board of directors), Peter J. Barris, Forest Baskett, Patrick J. Kerins, David M. Mott, Scott D. Sandell and Ravi Viswanathan. NEA 13, NEA Partners 13, NEA 13 LTD and the Directors share voting and dispositive power with regard to the shares held by NEA 13. All indirect holders of the shares disclaim beneficial ownership of applicable shares except to the extent of their pecuniary interest therein. The shares directly held by NEA Ventures 2009, L.P., or Ven 2009, are indirectly held by Karen P. Welsh, the general partner of Ven 2009. The address for NEA 13 and Ven 2009 is c/o New Enterprise Associates, Inc., 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(6)
Consists of options to purchase 902 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 3,598 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

(7)
Consists of options to purchase 1,398 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 3,598 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

(8)
Consists of 5,000 shares of common stock and options to purchase 1,354 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 3,598 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

(9)
Consists of (i) 85,504 shares of common stock, of which 13,145 shares are unvested restricted stock, (ii) warrants to purchase 7,143 shares of common stock and (iii) options to purchase 16,662 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 19,186 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

(10)
Consists of (i) 7,143 shares of common stock, (ii) warrants to purchase 7,143 shares of common stock and (iii) options to purchase 1,660 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 4,340 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

(11)
Consists of (i) 8,937 shares of common stock, of which 2,181 shares are unvested restricted stock, (ii) warrants to purchase 3,572 shares of common stock and (iii) options to purchase 6,801 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 3,964 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

(12)
Consists of (i) 1,429 shares of common stock, (ii) warrants to purchase 1,429 shares of common stock and (iii) options to purchase 7,007 shares of common stock that are exercisable within 60 days of March 1, 2017. Excludes 7,741 shares of common stock underlying options that are not exercisable within 60 days of March 1, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2016.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	197,554	$22.91	67,670
Equity compensation plans not approved by security holders	—	$—	—
Total	197,554	$22.91	67,670

(1)
The amounts shown in this row include securities under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the "2009 Plan") and the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan").

(2)
Included in the 67,670 shares are 49,169 shares available under the 2009 Plan. Subsequent to our IPO we have not issued equity awards out of the 2009 Plan, and we do not intend to issue additional equity awards out of the 2009 Plan in the future. In accordance with the "evergreen" provision in our 2014 Equity Compensation Plan, an additional 150,081 shares were automatically made available for issuance on the first trading day of 2017, which represents 3% of the number of shares outstanding on December 31, 2016; these shares are excluded from this calculation. On February 28, 2017, our stockholders approved the amended and restated 2014 Equity Incentive Plan, which increased the number of shares available thereunder by 300,000; these shares are excluded from this calculation.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

Private Placement

On September 16, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors named therein pursuant to which we offered and sold to such investors approximately 22,500 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”) and five-year warrants to purchase approximately 143 shares of the Company’s common stock, par value $0.001 per share (the “Warrants”) at a purchase price of $1,000 per share for a total offering amount of approximately $22,500,000 (the “Offering”). The Warrants are initially exercisable for an aggregate of approximately 3,214,300 share of common stock at an exercise price equal to $7.00 per share, subject to adjustments as provided under the terms of the Warrants. The Warrants will be initially exercisable when issued and are exercisable for five years from the date of issuance. The Offering closed on September 21, 2016.
As set forth below, certain of our officers, directors and affiliates set forth below (collectively, “Company Insiders”) purchased Series A Preferred Stock and warrants in this Offering.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Name	Aggregate Purchase Price Paid
Entities Affiliated with OrbiMed(1)	$4,000,000
New Enterprise Associates 13, Limited Partnership(2)	$4,000,000
TPG Biotechnology Partners III, L.P.(2)	$4,000,000
Paul G. Thomas	$50,000
Nicholas J. Valeriani	$50,000
Mary Duseau	$10,000
Lars Boesgaard	$25,000

(1)	The entity had designated a board member who was serving on the board of directors at the time of this transaction.

(2)
Each of these entities had designated a board member who was serving on the board of directors at the time of this transaction and who is currently serving on the board of directors. These directors included Messrs.  Barrett and Cohen.

In connection with the Offering, we entered into a registration rights agreement with the investors, including the Company Insiders (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we were required, within thirty (30) days from the date thereof (the “Filing Date”), to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a resale shelf (the “Resale Shelf”) registration statement covering the investors’ Conversion Shares and Warrant Shares (the “ Registrable Securities”) and to use our reasonable best efforts to have the Resale Shelf declared effective by the SEC within 30 calendar days of the Filing Date, if the SEC does not review the Resale Shelf, or 90 calendar days of the Filing Date, if the SEC reviews the Resale Shelf (in each case, the applicable “Effectiveness Date”). Accordingly, on October 7, 2016we filed an S-3 registration statement which was declared effective on October 24, 2016 enabling registration of the Conversion Shares and the Warrant Shares. We are required to maintain the effectiveness of such registration statement until the earlier of: (i) the date that all registrable securities covered by such registration statement have been sold, thereunder or pursuant to Rule 144 or (ii) the date that all registrable securities covered by such registration statement may be sold without limitation pursuant to Rule 144 (the “Effectiveness Period”). Subject to certain exceptions set forth in the registration rights agreement, if we fail to maintain the effectiveness of the registration statement during the Effectiveness Period, we will be required to pay to each holder an amount in cash equal to the product of 1.5% multiplied by the aggregate purchase price paid by such holder pursuant to the securities purchase agreement, subject to a cap of equal to 10.0% of the aggregate purchase paid by such holder pursuant to the securities purchase agreement..

In connection with the Offering, the Company Insiders each entered into a voting agreement with us. The voting agreements provided that the Company Insiders would each vote all of their shares of common stock in favor of any resolution presented to our stockholders to approve the issuance of, in the aggregate, more than 19.999% of the number of shares of common stock outstanding as of the closing of the Offering.

Agreements with Gen-Probe

In connection with our formation, in September 2009 we entered into a license agreement with Gen-Probe. Under the terms of this license agreement, Gen-Probe granted us a worldwide, royalty-bearing license under Gen-Probe’s molecular diagnostic technology patent portfolio and know-how (including technology, trade secrets, inventions, methods, designs, materials, and data) for use in instruments for the following industrial testing applications: food manufacturing, water testing, biopharmaceutical manufacturing, environmental, veterinary, bioterrorism and infection control. The definitions in the agreement for each of the industrial testing applications include limited exclusions, including the exclusion of any right by us to test samples from humans or animals for the purpose of clinical diagnostics, including as part of clinical trials, and also excludes testing of human blood, tissue, plasma or other blood products intended for direct transfusion or other administration to humans or animals, or screening of any human organs, tissues or other biological materials. In addition, Gen-Probe obtained an exclusive license to technology and intellectual property developed by us, for use outside the field of industrial applications. The license also grants us the right to develop, manufacture, use, distribute, promote, sell, import and export nucleic acid tests and other consumables using the Gen-Probe technology for these industrial testing applications on molecular diagnostic instruments, including the Gen-Probe fully automated Panther instrument system that we commercialize as the Atlas System. The license is exclusive with respect to these

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

industrial testing applications, except for the following rights retained by Gen-Probe: (i) rights granted by Gen-Probe under agreements existing as of the effective date of the license, which do not affect our ability to manufacture and commercialize our products but do not prevent such parties from competing with us (ii) Gen-Probe’s right to continue to commercialize several specific assay products in existence as of the date the license was executed, and (iii) the Company’s rights as to infection control applications, which are non-exclusive except with respect to certain CUDA patents. The license will become nonexclusive with respect to veterinary applications as we do not expect to commercialize products for veterinary applications by September 10, 2015, and will become nonexclusive with respect to bioterrorism applications as we do not expect to commercialize products for bioterrorism applications by September 10, 2015. Our rights to Gen-Probe’s patents and know-how under this license agreement also includes patents and know-how that Gen-Probe controls during the term of the license agreement that are necessary, used in or useful for our development of new products and technology for these industrial testing applications. Pursuant to the Gen-Probe license agreement, we are obligated to make royalty payments to Gen-Probe based on net sales of products that incorporate the licensed Gen-Probe technology. Currently we pay Gen-Probe a royalty of 8% on net sales of our Atlas Detection Assays. As discussed below, we may reduce the royalty rate by 4% based upon potential future milestone payment fees. Our obligation to make royalty payments under this agreement is on a country-by-country basis in each country in which the applicable product is manufactured or sold, and expires upon the later of (i) the expiration, revocation or rejection of the last of the patents covering the technology that we use in our products in that country, or (ii) 10 years after the first sale of products in such country. We currently expect the last relevant U.S. patent to expire in 2030. The patents currently covered by the license agreement expire from time to time between 2014 and 2030. We have analyzed Gen-Probe patents that are material to our business and do not believe that the Gen-Probe patents that expire in the next five years will cumulatively have a material impact on our ability to protect ourselves from copying by our competitors.

Our license agreement may be terminated by Gen-Probe or us upon a material breach of the agreement that is not cured following 60 days’ notice. Gen-Probe also may terminate the license agreement if we are in breach of any payment obligation under the agreement that is not cured within 30 days following notice of the breach. In addition, Gen-Probe has the right to terminate the agreement immediately upon written notice if (a) we or any of our affiliates, licensees or sublicensees commence any formal challenge to any of the patents licensed to us by Gen-Probe, or (b) we declare bankruptcy, become insolvent or initiate dissolution proceedings. Upon any termination, all patent, know-how and other intellectual property rights granted to us by Gen-Probe shall terminate.

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

In May 2011, we amended our license agreement with Gen-Probe to clarify that our exclusive rights for infection control applications are limited to use on a specific low-volume diagnostic instrument. For all other instruments, our rights for infection control applications are non-exclusive.

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

In connection with our formation, in September 2009, we entered into a long-term material supply and purchase agreement with Gen-Probe, which was amended in May 2011. Under this agreement, Gen-Probe is obligated to supply us with a number of proprietary reagents that we use as components in the manufacture of our assays. Under this agreement, we also purchase from Gen-Probe bulk universal reagents that we use with all of our assays that run on the Atlas instrument as well as certain proprietary disposable components necessary to run our pathogen detection assays on the Atlas instrument. We pay Gen-Probe a certain transfer price for each of the individual materials supplied under this agreement. The initial term of this agreement expires on May 27, 2018. At the end of the initial term, the agreement automatically renews for successive two-year periods unless we give 180 days’ prior notice of our intention not to renew. The material supply agreement may be terminated by Gen-Probe only (a) for cause

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

based on a breach by us that remains uncured for at least 60 days, or (b) in the event we file for bankruptcy protection, or otherwise formally declare insolvency or commence dissolution or similar proceedings.

In May 2011, we entered into a supply agreement with Gen-Probe pursuant to which Gen-Probe supplies us with its integrated fully automated Panther instrument system, which we commercialize under the Atlas brand name. During the term of the agreement Gen-Probe will supply us with instruments at defined transfer prices. Under the terms of the supply agreement, we are required to make a quarterly rolling forecast of our expected needs for instruments for a twelve-month period. Under the terms of the agreement, we must purchase all of our requirements for Atlas instruments from Gen-Probe at a price equal to 200% (or 150% in the case of the first 75 instruments we purchased from Gen-Probe) of the transfer price portion of Gen-Probe’s manufacturing cost, plus one hundred percent (100%) of the portion of Gen-Probe’s manufacturing cost comprising applicable taxes and costs relating to storage, shipping and handling, with no additional profit mark-up to Gen-Probe. We pay one-half (or two-thirds in the case of the first 75 instruments we purchased from Gen-Probe) of the invoice amount within 45 days of the delivery of the invoice or instrument, whichever is later, and we pay the remaining one-half (or one-third in the case of the first 75 instruments we purchased from Gen-Probe) over time in increments computed as 1.00% of our net sales over the following 54 months, provided that the remaining invoice amount remaining unpaid is due in full by the end of the 54th month after delivery of such instrument. The term of the agreement is for an initial period of seven years, with automatic renewals for successive two-year periods, unless either party provides notice at least one year in advance of its intent not to renew the agreement. In the event that Gen-Probe ceases production of the instrument, fails to supply us with the instrument, or chooses not to renew the supply agreement, we have the right to contract with an alternative supplier reasonably acceptable to Gen-Probe to manufacture and supply us with the Atlas instrument, and Gen-Probe is required to license the alternative supplier under any Gen-Probe intellectual property or know-how needed to manufacture the Atlas instrument, and supply reasonable technical assistance. The current manufacturer of the instrument, Stratec Biomedical AG, is deemed an acceptable alternative supplier under the agreement.

For the years ended December 31, 2016, 2015 and 2014, we incurred royalty expenses and purchased Atlas Instruments, supplies and services of approximately $2.2 million, $1.3 million, and $2.8 million, respectively.

At the time of the approval of the license agreement, dated September 2009, the amendment, dated June 2014, and the materials supply agreement, dated September 2009, Gen-Probe was not a holder of more than 5% of our capital stock and did not have a representative on our board of directors. In May 2011, we entered into the amendment to the license agreement, the amendment to the materials supply agreement, and the supply agreement with Gen-Probe; at such time, Gen-Probe held more than 5% of our capital stock and had designated a board member, who was serving on the board of directors at the time we entered into these agreements. As of the fourth quarter of 2013, Gen-Probe no longer held more than 5% and no longer had the right to designate a board member. Upon the issuance of shares to Gen-Probe under the exercise of our option, Gen-Probe became a holder of more than 5% of our capital stock, subjecting them to the Company's policies and procedures for related party transactions discussed below.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Policies and Procedures for Related Party Transactions

We adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, or related parties, are not permitted to enter into a transaction with us without the prior consent of our board of directors acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related person’s interest in the transaction.

Director Independence

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Our common stock is listed on The NASDAQ Global Market. Under the rules of The NASDAQ Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Under the rules of The NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that, other than Paul G. Thomas and Mary Duseau, none of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of our directors, other than Paul G. Thomas, is “independent” as that term is defined under the rules of The NASDAQ Stock Market.

In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. There are no family relationships among any of our directors or executive officers.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2016	2015
	(In thousands)
Audit Fees	$484	$630
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$2	$2
Total Fees	$486	$632

Audit Fees

Represents fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, accounting consultations or advice on accounting matters necessary for the rendering of an opinion on our financial statements, services provided in connection with the offerings of our common stock and audit services provided in connection with other statutory or regulatory filings.

All Other Fees

Subscription service fees for use of accounting research software.

Procedures for Approval of Fees

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of All Other Fees as described above is compatible with maintaining PricewaterhouseCoopers, LLP’s independence and has determined that such services for fiscal year 2014 were

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 16, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board of Directors that the audited financial statements be included in our annual report on Form 10-K.

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
3.3+
Certificate of Designation of Series A Convertible Preferred Stock dated September 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2016).

3.4+
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

4.9+	Form of Investor Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2016).
4.10+	Form of Series 1 Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

4.11+	Form of Series 2 Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).
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

10.39+
Securities Purchase Agreement, dated September 16, 2016, by and among Roka Bioscience, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2016).

10.40+
Registration Rights Agreement, dated September 21, 2016, by and among Roka Bioscience, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

10.41+
Voting Agreement, dated September 21, 2016, by and among Roka Bioscience, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016).

10.42+
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
101*
Interactive Data Files regarding (a) our Balance Sheets as of December 31, 2016 and December 31, 2015 (b) our Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (c) our Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (d) the Notes to such Financial Statements.

*	Filed herewith

+	Incorporated by reference

**	Furnished herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	March 20, 2017	By: /s/ Mary Duseau
Mary Duseau
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 20, 2017	By: /s/ Lars Boesgaard
Lars Boesgaard
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 20, 2017.

Signature	Title	Date
/s/ Mary Duseau	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2017
Mary Duseau

/s/ Lars Boesgaard	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2017
Lars Boesgaard

/s/ James Barrett, Ph.D.	Director	March 20, 2017
M. James Barrett, Ph.D.

/s/ Fred E. Cohen, Ph.D., M.D.	Director	March 20, 2017
Fred E. Cohen, Ph.D., M.D.

/s/ Michael P. Doyle, Ph.D	Director	March 20, 2017
Michael P. Doyle, Ph.D.

/s/ David W. J. McGirr	Director	March 20, 2017
David W. J. McGirr

/s/ Paul G. Thomas	Director	March 20, 2017
Paul G. Thomas

/s/ Nicholas J. Valeriani	Director	March 20, 2017
Nicholas J. Valeriani

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Roka Bioscience, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Roka Bioscience, Inc. at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, management has concluded that substantial doubt exists about its ability to continue as a going concern as a result of recurring losses from operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 20, 2017

ROKA BIOSCIENCE, INC.
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,832	$3,441
Short-term marketable securities	16,001	28,809
Trade accounts receivable, net of $0 allowance for doubtful accounts	930	649
Inventories	3,739	3,939
Prepaid expenses and other current assets	5,614	5,271
Total current assets	35,116	42,109
Property and equipment, net	7,805	9,822
Intangible assets, net	18,651	22,408
Other assets	264	264
Total assets	$61,836	$74,603
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,325	$675
Short-term deferred payments	1,922	1,343
Notes payable, current	5,973	9,851
Accrued expenses and other current liabilities	5,847	6,767
Total current liabilities	15,067	18,636
Deferred payments	9,620	10,737
Other long-term liabilities	267	317
Total liabilities	24,954	29,690
Commitments and Contingencies (See Note 12)
Stockholders’ Equity:
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 5,008,290 shares issued and 5,002,718 shares outstanding, at December 31, 2016; 1,791,492 shares issued and 1,786,325 shares outstanding at December 31, 2015	5	18
Additional paid-in capital	245,100	214,578
Treasury stock, at cost: 5,572 shares at December 31, 2016 and 5,167 shares at December 31, 2015	(84)	(79)
Accumulated deficit	(208,139)	(169,604)
Total stockholders’ equity	36,882	44,913
Total liabilities and stockholders’ equity	$61,836	$74,603
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$7,242	5,985	5,057
Operating expenses:
Cost of revenue	7,974	7,704	7,847
Research and development	7,253	7,689	7,934
Selling, general and administrative	17,739	21,778	19,101
Amortization of intangible assets	3,758	3,748	1,767
Impairment of goodwill	—	360	—
Total operating expenses	36,724	41,279	36,649
Loss from operations	(29,482)	(35,294)	(31,592)
Other income (expense):
Change in fair value of financial instruments	—	—	(785)
Interest income (expense), net	(1,550)	(2,006)	(1,805)
Loss before income taxes	(31,032)	(37,300)	(34,182)
Income tax provision (benefit)	(245)	(700)	(1,952)
Net loss and comprehensive loss	$(30,787)	$(36,600)	$(32,230)
Deemed dividend applicable to beneficial conversion feature of Series A preferred stock	(7,748)	—	—
Net loss applicable to common shareholders	(38,535)	(36,600)	(32,230)
Net Loss per Common Share:
Basic and diluted	$(17.42)	$(21.18)	$(29.30)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	2,211,740	1,728,321	1,100,158
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	114,737,351	$127,797	118,507	$8	$—	$19,422	$(100,774)	$(81,344)
Series E convertible preferred stock issuance costs	—	(99)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,019	—	1,019
Issuance of common stock from initial public offering, net of underwriters’ discounts and issuance costs	—	—	500,000	5		53,209	—	53,214
Conversion of convertible preferred stock into Common Stock	(114,737,351)	(127,698)	1,049,456	4	—	127,694	—	127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	—	—	—	—	—	1,364	—	1,364
Issuance of common stock upon exercise of option in amended license agreement	—	—	86,506	1	—	9,091	—	9,092
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	(206)	—	(8)	—	—	(8)
Exercise of options for Common Stock	—	—	11,572	—	—	270	—	270
Net loss	—	—	—	—	—	—	(32,230)	(32,230)
Balance at December 31, 2014	—	$—	1,765,835	$18	$(8)	$212,069	$(133,004)	$79,075
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	32,543	—	(71)	—	—	(71)
Forfeiture of unvested restricted shares	—	—	(16,289)	—	—	—	—	—
Issuance of Warrants for Common Stock	—	—	—	—	—	100	—	100
Exercise of options for Common Stock	—	—	4,236	—	—	78	—	78
Stock-based compensation expense	—	—	—	—	—	2,331	—	2,331
Net loss	—	—	—	—	—	—	(36,600)	(36,600)
Balance at December 31, 2015	—	$—	1,786,325	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	—	$—	2,094	$—	$(5)	$—	$—	$(5)
Issuance of warrants						$8,880		$8,880
Issuance of preferred stock	22,500	$12,396						$12,396
Adjustment of preferred stock for beneficial conversion		$(7,748)				$7,748		$—
Exercise of options for Common Stock	—	$—					$—	$—
Stock-based compensation expense	—	$—	—	$—	$—	$1,485	$—	$1,485
Deemed dividend		$7,748					$(7,748)	$—
Conversion of convertible preferred stock into Common Stock	(22,500)	$(12,396)	3,214,299	$(13)		$12,409	$—	$—
Net loss	—	$—	—	$—	$—	$—	$(30,787)	$(30,787)
Balance at December 31, 2016	—	$—	5,002,718	$5	$(84)	$245,100	$(208,139)	$36,882
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(30,787)	$(36,600)	$(32,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,833	6,223	4,248
Impairment of goodwill	—	360	—
Change in fair value of financial instruments	—	—	785
Loss on disposal of property and equipment	—	—	98
Provisions for inventory	1,041	441	1,715
Share-based compensation expense	1,485	2,331	1,019
Non-cash interest expense	1,051	1,465	1,133
Changes in operating assets and liabilities:
Accounts receivable	(207)	(122)	(220)
Inventories	(638)	690	(2,766)
Prepaid expenses and other assets	(168)	(2,543)	28
Accounts payable and accrued expenses	(362)	4,075	(465)
Deferred taxes	—	(49)	3,145
Other liabilities	(50)	(17)	(5)
Net cash used in operating activities	(22,802)	(23,746)	(23,515)
Cash flows from investing activities
Purchases of property and equipment	(277)	(171)	(258)
Proceeds from sale of property and equipment	60	71	60
Purchase of marketable securities	(19,027)	(16,863)	(52,759)
Proceeds from maturities of marketable securities	31,660	37,040	3,000
Payment pursuant to amended license agreement and option exercise	—	—	(10,500)
Net cash provided by (used in) investing activities	12,416	20,077	(60,457)
Cash flows from financing activities
Gross proceeds from issuance of convertible preferred stock and warrants	22,500	—	(99)
Payments for issuance costs of preferred stock and investor warrants	(1,224)	—	—
Net proceeds from issuance of debt and warrants	—	4,950	—
Principal repayments	(4,000)	(5,350)	—
Deferred payments	(1,494)	—	—
Net proceeds from warrant exercises	—	—	5,000
Proceeds from exercise of stock options	—	78	270
Restricted shares withheld for taxes	(5)	(71)	(8)
Proceeds from issuance of common stock, net of issuance costs	—	—	53,584
Net cash provided by (used in) financing activities	15,777	(393)	58,747
Net change in cash and cash equivalents	5,391	(4,062)	(25,225)
Cash and cash equivalents, beginning of period	3,441	7,503	32,728
Cash and cash equivalents, end of period	$8,832	$3,441	$7,503

Supplementary disclosures of cash flow information
Cash paid for interest	$553	$647	$688
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Conversion of convertible preferred stock into common stock	$12,396	$—	$127,698
Reclassification of warrants to purchase redeemable convertible preferred stock into warrants to purchase Common Stock	$—	$—	$1,364
Intangible acquisition through stock and deferred payment issuance	$—	$—	$16,079
The accompanying notes are an integral part of these consolidated financial statements

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

On September 21, 2016, the Company closed a private placement in which it sold 22,500 shares of Series A Preferred Stock and 3,214,299 warrants to purchase Common Stock ("the Offering"). The Company received $21.3 million of net proceeds from the Offering after deducting placement agent fee and offering expenses, see Note 15 for further details.
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
Going Concern

Based upon its current and projected cash flow, the Company notes there is substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company has plans to further reduce expenditures during 2017 and anticipates increases in revenue to further reduce the amount of negative cash flows that it is currently experiencing. Such reductions combined with projected future increases in income do not eliminate the substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital through the sale of equity and/or debt securities in the future. However, there is no assurance that the Company will be able to raise needed capital under acceptable terms, if at all.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Roka Bioscience, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Intangible Assets
The Company’s intangible asset relates to research and development projects that were acquired at the Company's inception, which upon successful completion of the IPR&D in January 2012, the Company initiated amortization of the asset over its estimated useful life of 10 years.
In 2014, based upon the consideration paid under the Company's amended license agreement with Gen-Probe, the Company recorded an additional $26.6 million to the Company's intangible technology, which amount will be amortized through December 31, 2021, the end of the estimated remaining life of the technology asset. See Note 7 for further details.

The Company reviews the technology asset for impairment on an annual basis. If events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company performs a review of the technology asset for impairment at that point in time. An impairment loss is recognized if the sum of estimated future undiscounted cash flows generated from use of the technology asset is less than its carrying value.

The Company recorded amortization expense of $3.7 million in the year ended December 31, 2016, and expects to record amortization expense of approximately $3.7 million in each of the 5 years following.

Goodwill
Goodwill represents the excess of purchase price over net assets acquired from Gen-Probe. Goodwill is not amortized; rather, it is subject to a periodic evaluation for impairment by applying a fair-value-based test.
During the Company’s annual impairment evaluation conducted in the fourth quarter of 2015, the Company concluded that its goodwill balance was impaired, and as a result recorded an impairment charge. See Note 8 for further details.

Research and Development Expenses
Research and development expenses are comprised of costs incurred in performing research and development activities including manufacturing development and scale-up costs and product development and are principally comprised of

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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
The Company recognizes revenue net of discounts and sales related taxes where applicable. The Company recognizes product revenue upon shipment provided there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. There is no customer right of return in the Company’s sales agreements.

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

Cost of Revenue
The Company manufactures products for commercial sale as well as for internal use or evaluation. Cost of revenue primarily consists of the cost of materials, direct labor and manufacturing overhead costs associated with the production and distribution of Atlas Detection Assays and consumable supplies for the Atlas instruments. Cost of revenue also includes depreciation on Atlas instruments installed with customers, expenses related to service and maintenance of instruments, as well as product royalties paid to Gen-Probe. The Company classifies costs for commercially sold products to Cost of revenue and costs for internal use or evaluations to Research and development or Selling, general and administrative costs.

Share-based Compensation
The Company grants stock options and restricted shares to employees, independent directors and consultants of the Company. The Company recognizes share-based compensation expense, based on the fair value of stock awards, on a straight-line basis over the requisite service period of the individual grants, which typically is equal to the vesting period. See Note 16.

Liability Classified Convertible Preferred Stock
The Company had multiple classes of liability classified convertible preferred stock outstanding prior to its IPO. All shares of liability classified convertible preferred stock were converted into shares of Common Stock upon completion of its IPO. See Note 15.

Warrants for Liability Classified Convertible Preferred Stock
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Reverse Stock Split

In June 2016, the Company's shareholders approved an amendment to the Company's certificate of incorporation and grant of discretionary authority to the Board of Directors to effect a reverse stock split. On October 11, 2016, the Company's Board of Directors effected a 10:1 reverse stock split of the Company's Common Stock. In addition, effective on the date of the reverse stock split, the conversion price of the Company's Preferred Stock sold in the Offering detailed in Note 1 was adjusted proportionately, and consequently each share of such Preferred Stock became convertible into approximately 143 shares of Common Stock. The Company’s historical share and per share information have been retroactively adjusted to reflect this reverse split and corresponding change in conversion ratio.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

reporting period. Additionally, this ASU permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.
Adoption of New Accounting Principle
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this new guidance beginning with the annual period ended December 31, 2016, see Note 1 for further disclosure.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This standard simplifies the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this new guidance beginning with the annual period ended December 31, 2016. No adjustments were required to be made to the financial statements as a result of the Company's adoption of this new guidance.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This standard amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. This standard is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. This standard is to be applied on a prospective basis and upon adoption, entities must disclose the nature of and reason for the accounting change. The Company adopted this new guidance beginning with the annual period ended December 31, 2016. No adjustments were required to be made to the financial statements as a result of the Company's adoption of this new guidance.

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of December 31, 2016 was held in demand accounts with one financial institution. This subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of December 31, 2016 and December 31, 2015, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
December 31, 2016
Short-term marketable securities
Debt securities	16,001	—	(10)	15,991
December 31, 2015
Short-term marketable securities
Debt securities	28,809	—	(37)	28,772

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of December 31,
	2016	2015
Raw materials	$696	$1,244
Work in process	39	4
Finished goods	3,004	2,691
	$3,739	$3,939
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of December 31,
	2016	2015
Atlas instruments placed with customers	$5,295	$4,730
Atlas instruments intended for placement(1)	4,181	5,173
Manufacturing equipment	3,045	2,779
Laboratory equipment	2,912	3,026
Computer and office equipment	1,557	1,479
Leasehold improvements	1,504	1,435
Software	1,142	1,142
Total property and equipment	$19,636	$19,764
Less: Accumulated depreciation	(11,831)	(9,942)

Total	$7,805	$9,822
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of December 31, 2016 and December 31, 2015, the cost of Atlas instruments, which represents equipment placed with customers or intended for placement with customers, was $6.4 million and $7.7 million, respectively, net of accumulated depreciation of $3.1 million and $2.2 million, respectively.
Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Depreciation expense	$2,075	$2,476	2,481

During the years ended December 31, 2016, 2015 and 2014, the Company disposed or sold equipment with acquisition cost of approximately $285,000, $42,000 and $67,000, respectively. The equipment disposed or sold had accumulated depreciation of approximately $92,000, $42,000 and $48,000, respectively, at the date of disposal.

Estimated future lease payments to be received for Atlas instruments placed under instrument rental agreements are $113,000, which will be billed in 2017.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

During the fourth quarter of 2016, the Company prepared revised projections for revenue and expenses, which indicated continued cash flow losses for the Company, and as a result, the Company determined a triggering event had occurred. The Company completed an assessment of the asset group including the intangible asset for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections and an appropriate terminal value. Based on the impairment assessment, the Company determined that the asset group including the intangible asset was not impaired.

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	December 31, 2016	December 31, 2015
Intangible asset, gross	28,259	28,259
Accumulated amortization	(9,608)	(5,851)
Intangible asset, net	18,651	22,408

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

8. GOODWILL

The Company conducted its annual impairment test of goodwill as of December 31, 2015 in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC-350”). As a result, the Company recorded an impairment charge of approximately $0.4 million, reducing the goodwill balance to zero as of December 31, 2015.

9. ACCRUED EXPENSES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of December 31,	As of December 31,
	2016	2015
Employee related	$2,072	$2,501
Professional services	117	527
Other	3,658	3,739
Total accrued expenses	$5,847	$6,767
Included in 'Other' is $3.3 million related to the pending litigation settlement discussed in Note 12. During the three months ended June 30, 2016, a settlement agreement between the Company and plaintiffs was reached. The settlement agreement was approved by the court in December 2016, and the Company expects to recover the settlement amount in full from its insurance providers and accordingly has a corresponding receivable recorded in Other current assets on the Balance Sheet.

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

	As of December 31,
	2016	2015
Current
Deferred payments, gross	$2,076	$1,645
Imputed interest	(154)	(302)
Deferred payments, net	$1,922	$1,343
Long-term
Deferred payments, gross	$1,136	$3,059
Imputed interest	(8)	(162)
Deferred payments, net	$1,128	$2,897
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of the transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. For purchases made since inception through December 31, 2016, the estimated effective interest rate used ranges from 9.9% to 11.2%.
In the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $302,000, $384,000 and $420,000, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.

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
In May 2015, the Company paid off the remaining amounts outstanding and due under the TriplePoint Loan, which consisted of $4.6 million in principal and a $0.4 million final payment fee, and simultaneously amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company has made monthly payments consisting of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. The interest rate under the Comerica Amendment remains the same as under the original Comerica Loan, which accrues interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of December 31, 2016, the rate was 6.90%.
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
Pursuant to the Comerica Amendment, the Company is required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of December 31, 2016 and during the period since the Company entered into the Comerica Amendment, the Company has been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
In connection with the closing of the loan and security agreements in November 2013, the Company issued warrants to Comerica and TriplePoint, see Note 15 for further details. In connection with the Comerica Amendment, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 5,226 shares of Common Stock at $28.70 per share and modified the exercise price of the original warrant granted to Comerica under the Comerica Loan from $140.80 per share to $28.70 per share. The value of the new warrant and the incremental value due to the amendment of the original Comerica warrant were recorded as a reduction to Notes payable with a corresponding offset to Additional paid-in capital.
In connection with the repayment of the TriplePoint Loan, the Company recorded approximately $0.2 million of Interest expense as the difference between the amount recorded in the Company's financial records and the amount paid.
As of December 31, 2016, the entire balance of $6.0 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $2.0 million has also been classified as Notes payable, current due to a material adverse change clause contained in the Comerica Loan agreement, which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES
Operating Leases

In November 2009, the Company entered into a non-cancelable operating lease for office space in Warren, New Jersey with an initial lease term which expires in January 2018. In December 2011, the Company exercised an option to increase the size of the leased area. The monthly base rent is $18,797 over the term of this lease.

In December 2009, the Company entered into a non-cancelable lease for office, laboratory and manufacturing space in San Diego, California with an initial lease term which expires in April 2020. The lease contains an option to renew for two additional five year terms. The initial monthly base rent was $52,374 and, over the initial lease term agreement, is scheduled to increase every 24 months until reaching a maximum of $66,121.

In May 2011, the Company entered into a non-cancelable lease for laboratory and office space in Warren, New Jersey with an initial lease term which expires in January 2018. The initial monthly base rent is $8,111 and, over the initial lease term agreement, is scheduled to increase periodically up to a maximum of $9,013.
Future annual minimum lease payments under the above leases are as follows (amounts in thousands):

Years Ended December 31,
2017	$1,081
2018	810
2019	793
2020	198
Total	$2,882
Lease expense was $1.0 million for each of the three years ended December 31, 2016, 2015 and 2014.

Commitments

The following table represents the Company’s future cash commitments under agreements with third parties as of December 31, 2016 aggregated by type, and excludes payments under the operating leases detailed above and contingent liabilities discussed below (amounts in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Deferred payment obligations (1)	$13,212	$2,076	$6,136	$5,000	$—
Purchase obligations (2)	1,251	1,251	—	—	—

(1)
The Company's deferred payment obligations are based upon the deferred amounts outstanding as of December 31, 2016 for instruments purchased from Gen-Probe under the Gen-Probe supply agreement discussed above in Note 10. Such amounts are recorded at their aggregate present value of $3.0 million on the Balance Sheet as of December 31, 2016. The timing of when these payments are due reflects the Company's current estimates of repayment. The Company does not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due beyond one year include the lump-sum payments payable to Gen-Probe in accordance with the amendment to the licensing agreement discussed in Note 10 above. Such amounts are recorded at their aggregate present value of $8.5 million within Deferred payments on the Balance Sheet as of December 31, 2016.

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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pled Securities Act claims on behalf of persons and entities who had purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleged that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleged that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties entered into a settlement agreement, which was approved by the court in December 2016, to pay approximately $3.3 million. As a result, the Company has recorded a liability in Accrued expenses on its Balance Sheet. Additionally, the Company has recorded a corresponding receivable in Prepaid expenses and other current assets on its Balance Sheet for the expected reimbursement under its insurance policies.
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

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

stock warrant liability to additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital.
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts, marketable securities and its Convertible Preferred Stock Warrants at December 31, 2016 and December 31, 2015 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of December 31, 2016
Financial Assets:
Money market deposit accounts	$7,712	$7,712	—	—
As of December 31, 2015
Financial Assets:
Money market deposit accounts	$2,732	$2,732	—	—
Financial Assets Carried at Amortized Cost
As of December 31, 2016
Short-term marketable securities	$16,001	$7,080	8,911	—
As of December 31, 2015
Short-term marketable securities	$28,809	$2,000	26,772	—
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
There were no liability-classified convertible preferred stock warrants outstanding during the twelve months ended December 31, 2016 or December 31, 2015. In 2014, in conjunction with the closing of the Company’s IPO, the warrants exercisable for shares of Preferred Stock were automatically converted into warrants exercisable for shares of Common Stock, resulting in the reclassification of the related convertible preferred stock warrant liability to Additional paid-in capital as the warrants to purchase shares of common stock met the criteria for equity classification. Per ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) the Convertible Preferred Stock Warrants which were outstanding during the twelve months ended December 31, 2014 were revalued to their fair value, using the Black-Scholes option-pricing model, at the IPO date and the change in fair value is reflected in the Statement of Operations and Comprehensive Loss.

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

A reconciliation of the United States federal statutory rate to the Company’s effective tax rate is shown below:

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.6)	(5.0)	(4.8)
Difference from derivative instruments	—	—	0.8
Other nondeductible and permanent differences	0.5	0.6	0.3
Benefit of net operating loss sale	(0.8)	(1.8)	(5.8)
Provision (benefit) from valuation allowance	38.1	38.3	37.8
	(0.8)%	(1.9)%	(5.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The table below details significant components of net deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 (amounts in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$69,552	$59,304
Start-up expenditures	335	383
Research and development credits	2,212	1,741
Non-cash interest	1,021	1,229
Goodwill	71	81
Accruals and allowances	907	959
Depreciable assets	1,941	924
Share-based compensation expense	689	262
Valuation allowance	(76,728)	(64,883)
Net deferred tax asset (liability)	$—	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $76.7 million and $64.9 million at December 31, 2016 and 2015, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The table below details the changes to the valuation allowance for the years ended December 31, 2016 and December 31, 2015 (amounts in thousands):

Valuation allowance at December 31, 2014	$(50,969)
Additions for 2015	(14,516)
Change in tax rates	(120)
Reversal of deferred liability related to assets with indefinite lives	50
Reversal of valuation allowance related to net operating loss sales	672
Valuation allowance at December 31, 2015	$(64,883)
Additions for 2016	(12,477)
Change in tax rates	384
Reversal of deferred liability related to assets with indefinite lives	—
Reversal of valuation allowance related to net operating loss sales	248
Valuation allowance at December 31, 2016	$(76,728)

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

At December 31, 2016 and 2015, the Company had approximately $186 million and $161 million of gross federal net operating loss carry-forwards, respectively. At December 31, 2016 and 2015, the Company had approximately $95 million and $79 million of gross state net operating loss carry-forwards, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2029. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $2.2 million of federal research and development credits which will begin to expire in 2031 if not utilized.

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

The State of New Jersey has enacted legislation (the State of New Jersey’s Technology Business Tax Certificate Program) permitting certain corporations located in New Jersey to sell state tax loss carry-forwards and state research and development credits. Companies must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. In November 2016, the Company was notified by the New Jersey Economic Development Authority (“NJEDA”) that, under the State of New Jersey’s Technology Business Tax Certificate Program, the sale of $30.3 million of the Company’s New Jersey net operating loss carry-forwards had been approved. Since specific sales transactions are subject to approval by the NJEDA, the Company recognizes the associated tax benefits in the financial statements as they are approved. The sale of net operating loss carry-forwards was consummated in November 2016, and as a result, the Company reversed the valuation allowance for the net operating losses and recognized an income tax benefit of approximately $0.2 million. Under the same program, during the years ended December 31, 2015 and December 31, 2014, the Company recorded a tax benefit of approximately $0.7 million and $2.0 million from the sale of $29.4 million and $41.5 million, respectively of its New Jersey net operating loss carry-forwards and reversed the valuation allowance related to the operating loss carry-forwards sold.

Entities are required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2016 there were no uncertain positions. The federal and state income tax returns of the company for 2013, 2014 and 2015 are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2016 and 2015.

15. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

Convertible Preferred Stock

On September 21, 2016, the Company closed a private placement offering (the "Offering") in which it issued and sold 22,500 shares of Series A Preferred Stock ("Preferred Stock") and five-year warrants (the "Investor Warrants") to purchase an aggregate of 3,214,299 shares of the Company’s Common Stock, par value $0.001 (the “Warrant Shares”) at a purchase price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $22.5 million. The shares of Preferred Stock were convertible into common stock at a conversion rate of $7.00 per share of Common Stock and were immediately convertible at the option of the holder up to the holder's pro-rata share of 19.999% of the Company's Common Stock outstanding on the closing date of the Offering. All shares of Preferred Stock automatically converted to Common Stock upon shareholder approval which was obtained at a special shareholder meeting held on November 10, 2016. The Company allocated the proceeds of the Offering on the relative

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

fair values of the Preferred Stock and the Investor Warrants. As a result of the allocation of the proceeds, the shares of Preferred Stock were determined to contain a beneficial conversion feature valued at $7.7 million. For the period ended September 30, 2016, the Company recorded a deemed dividend of $1.9 million related to the beneficial conversion feature of the Preferred Stock and recognized the remaining portion of the beneficial conversion feature as a deemed dividend through the conversion date in the fourth quarter of 2016.

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

In connection with the Offering, on September 21, 2016, the Company entered into a registration rights agreement which provides that the Company would prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a resale shelf registration statement covering the Conversion Shares and Warrant Shares. Accordingly, on October 7, 2016, the Company filed an S-3 registration statement which was declared effective on October 24, 2016 enabling registration of the Conversion Shares and the Warrant Shares. The Company is required to maintain the effectiveness of such registration statement until the earlier of: (i) the date that all registrable securities covered by such registration statement have been sold, thereunder or pursuant to Rule 144 or (ii) the date that all registrable securities covered by such registration statement may be sold without limitation pursuant to Rule 144 (the “Effectiveness Period”). Subject to certain exceptions set forth in the registration rights agreement, if the Company fails to maintain the effectiveness of the registration statement during the Effectiveness Period, the Company will be required to pay to each holder an amount in cash equal to the product of 1.5% multiplied by the aggregate purchase price paid by such holder pursuant to the securities purchase agreement, subject to a cap of equal to 10.0% of the aggregate purchase paid by such holder pursuant to the securities purchase agreement.

16. STOCK-BASED COMPENSATION
Under the Roka Bioscience, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 202,885 shares to employees, consultants and directors of the Company.
Effective upon the closing of the IPO, the Company adopted the Roka Bioscience, Inc. 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially made available 108,695 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. Effective upon adoption of the 2014 Plan, the Company does not intend to issue additional shares under the 2009 Plan. The number of shares of Common Stock available for issuance under the 2014 Plan automatically increases on January 1st of each year for a period of ten years commencing on January 1, 2015 and ending on (and including) January 1, 2024, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On February 28, 2017, the Company held a special shareholder meeting at which the shareholders voted to increase the total number of shares available under the 2014 Plan to 665,340. Additionally, the amended plan provides for automatic increases on January 1st of each year for a period of ten years commencing on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.
Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

Stock Options

A summary of the status of the Company’s stock options at December 31, 2016 and changes during the year ended December 31, 2016 is presented in the table below:

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(amount in thousands)
Outstanding at December 31, 2015	114,466	$36.58	8.2 years
Granted	100,666	8.11
Exercised	—	—
Forfeited and canceled	(17,578)	27.13
Outstanding at December 31, 2016	197,554	$22.91	8.1 years
Vested and expected to vest, December 31, 2016(1)	185,059	$27.15	7.8 years	—
Exercisable at December 31, 2016	56,145	$36.89	6.9 years	—
(1) Options vested and expected to vest represents the number of exercisable options as of December 31, 2016, plus the number of outstanding unvested options as of December 31, 2016 adjusted for an estimated annual forfeiture rate of approximately 8%.
Under the 2014 Plan, the Company granted 100,666 stock options during the twelve months ended December 31, 2016, valued at approximately $0.6 million.
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

For the Year Ended December 31,
	2016	2015	2014
Expected life in years	5.5-6.2	5.8-6.3	5.9-6.3
Interest rate	1.36%-1.92%	1.49%-1.93%	1.94%-2.04%
Volatility	80%-88%	65%-90%	60% - 80%
Dividend yield	—	—	—
The Company estimates the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected stock price volatility rates are based on average historical volatilities of the common stock of a group of public companies in similar industries. The Company has no history or expectations of paying dividends on its Common Stock and therefore uses a zero percent dividend yield in the Black-Scholes option pricing model. The weighted average grant-date fair value for options granted during the years ended December 31, 2016, 2015 and 2014 was approximately $5.70, $27.60 and $70.00 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was immaterial. The Company recognized stock compensation expense for stock options of $0.8 million, $0.7 million and $0.2 million for the years ended December 31, 2016, 2015 and December 31, 2014, respectively. As of December 31, 2016, the Company had approximately $1.6 million of total unrecognized compensation expense related to non-vested stock options granted under the 2009 Plan and the 2014 Plan. The expense is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2016 and changes during the year ended December 31, 2016 is presented in the table below:

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

Number of shares of restricted stock
Non-vested restricted stock at December 31, 2015	36,882
Shares issued	2,500
Shares vested	(9,200)
Shares forfeited	—
Non-vested restricted stock at December 31, 2016	30,182

The Company has historically issued restricted stock which is time-based and vests over a four year period. In 2016, the Company issued 2,500 shares of time-based restricted stock which vests over a one year period. In 2015, the Company issued 37,499 shares of time-based restricted stock which vests over a two to three year period. In 2014, the Company did not issue any restricted stock.

Awards of time-based restricted stock are valued based upon the Company’s Common Stock price as of the grant date.

The Company recognized stock compensation expense for restricted stock of $0.7 million, $1.7 million and $0.8 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The total intrinsic value of restricted stock which vested during the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $0.1 million, $0.5 million and $0.8 million, respectively. As of December 31, 2016, the Company had approximately $0.6 million of total unrecognized compensation expense related to non-vested restricted stock. The expense is expected to be recognized over a weighted average period of 1.7 years.

17. WARRANTS
As of December 31, 2016, there were 3,460,830 warrant shares outstanding with a weighted average exercise price of $7.18 per share. See Note 12 for a summary of the changes in the Convertible preferred stock warrant liability for the year ended December 31, 2014.
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
In connection with the Offering discussed in Note 13, the Company issued Investor Warrants to purchase up to an aggregate of approximately 3,214,299 shares of the Company’s Common Stock and warrants to the placement agent to purchase up to an aggregate of approximately 236,686 shares of the Company's Common Stock (the "Placement Warrants"). The Investor Warrants and Placement Warrants have an exercise price of $7.00 and expire five years from the date of issuance.

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

	For the Year Ended December 31,
	2016	2015	2014
Net loss applicable to common shareholders (thousands)	$(30,787)	$(36,600)	$(32,230)
Deemed dividend (thousands)	(7,748)	—	—
Net loss applicable to common shareholders for computing loss per share (thousands)	$(38,535)	$(36,600)	$(32,230)
Basic and diluted weighted average common shares outstanding	2,211,740	1,728,321	1,100,158
Basic and diluted loss per share	$(17.42)	$(21.18)	$(29.30)

As the Company incurred a loss for the year ended December 31, 2016, 2015 and 2014, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for Convertible Preferred Stock, stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Year Ended December 31,
	2016	2015	2014
Basic weighted average shares outstanding	2,211,740	1,728,321	1,100,158
Dilutive effect of unvested restricted stock	1,107	5,390	23,207
Basic weighted average shares outstanding had the Company not incurred a loss	2,212,847	1,733,711	1,123,365
Dilutive effect of Convertible Preferred Stock	434,551	—	573,208
Dilutive effect of warrants	13,579	—	—
Dilutive effect of stock options	21	7,718	33,111
Diluted weighted average shares outstanding had the Company not incurred a loss	2,660,998	1,741,429	1,729,684

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

19. SEGMENT INFORMATION
The Company operates in a single reportable segment. During the year ended December 31, 2016, the Company had two customers which each generated more than 10% of the Company's revenues. During the years ended December 31, 2015, and December 31, 2014, the Company had four customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Customer A	$1,475	$1,236	$1,460
Customer B	$2,139	$1,429	$895
Customer C	*	$833	$766
Customer D	*	$612	$531
*Customers revenues below 10% in period

20. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains quarterly financial information for fiscal years 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenue	$1,626	$1,824	$1,885	$1,906
Net loss and comprehensive loss	$(8,176)	$(7,561)	$(7,589)	$(7,463)
Deemed dividend	$—	$—	$(1,878)	$(5,870)
Net loss applicable to common shareholders for computing loss per share	$(8,176)	$(7,561)	$(9,467)	$(13,333)
Loss per common share	$(4.66)	$(4.31)	$(5.39)	$(3.72)
2015
Revenue	$1,511	$1,466	$1,508	$1,501
Net loss applicable to common shareholders for computing loss per share	$(8,860)	$(9,240)	$(8,491)	$(10,007)
Loss per common share	$(5.14)	$(5.35)	$(4.91)	$(5.77)