Form 10-Q
period 2017-03-31
Roka BioScience, Inc.
filed 2017-05-12
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 5, 2017 was 5,007,742.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	3
b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and March 31, 2016	4
c) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) as of and for the three months ended March 31, 2017 and the year ended December 31, 2016	5
d) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016	6
e) Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5. Other Information	33
Item 6. Exhibits	33
SIGNATURES	34

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ROKA BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,253	$8,832
Short-term marketable securities	14,978	16,001
Trade accounts receivable, net of $0 allowance for doubtful accounts	1,016	930
Inventories	4,057	3,739
Prepaid expenses and other current assets	2,023	2,339
Total current assets	23,327	31,841
Property and equipment, net	7,372	7,805
Intangible assets, net	17,714	18,651
Other assets	264	264
Total assets	$48,677	$58,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$758	$1,325
Short-term deferred payments	7,369	1,922
Notes payable, current	4,994	5,973
Accrued expenses and other current liabilities	1,827	2,572
Total current liabilities	14,948	11,792
Deferred payments	3,932	9,620
Other long-term liabilities	251	267
Total liabilities	19,131	21,679
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 5,013,314 shares issued and 5,007,742 shares outstanding, respectively at March 31, 2017; 5,008,290 shares issued and 5,002,718 shares outstanding at December 31, 2016	5	5
Additional paid-in capital	245,368	245,100
Treasury stock, at cost: 5,572 shares at March 31, 2017 and December 31, 2016	(84)	(84)
Accumulated deficit	(215,743)	(208,139)
Total stockholders’ equity	29,546	36,882
Total liabilities and stockholders’ equity	$48,677	$58,561
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$2,038	$1,626
Operating expenses:
Cost of revenue	2,110	2,076
Research and development	1,364	1,987
Selling, general and administrative	4,920	4,385
Amortization of intangible assets	937	939
Total operating expenses	9,331	9,387
Loss from operations	(7,293)	(7,761)
Other income (expense):
Interest income (expense), net	(311)	(417)
Loss before income taxes	(7,604)	(8,178)
Income tax provision (benefit)	—	(2)
Net loss and comprehensive loss	$(7,604)	$(8,176)
Net Loss per Common Share:
Basic and diluted	$(1.53)	$(4.66)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	4,985,522	1,752,642
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	1,786,325	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	2,094	—	(5)	—	—	(5)
Issuance of warrants						8,880		8,880
Issuance of preferred stock	22,500	12,396						12,396
Adjustment of preferred stock for beneficial conversion		(7,748)				7,748		—
Exercise of options for Common Stock	—	—					—	—
Stock-based compensation expense	—	—	—	—	—	1,485	—	1,485
Deemed dividend		7,748					(7,748)	—
Conversion of convertible preferred stock into Common Stock	(22,500)	(12,396)	3,214,299	(13)		12,409	—	—
Net loss	—	—	—	—	—	—	(30,787)	(30,787)
Balance at December 31, 2016	—	$—	5,002,718	$5	$(84)	$245,100	$(208,139)	$36,882
Issuance of restricted shares to employees, net of shares withheld for taxes			5,024	—	—	—	—	—
Stock-based compensation expense			—	—	—	268	—	268
Net loss			—	—	—	—	(7,604)	(7,604)
Balance at March 31, 2017	—	—	5,007,742	5	(84)	245,368	(215,743)	29,546
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	(7,604)	$(8,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,417	1,500
Loss on disposal of property and equipment	20	—
Provisions for inventory	120	301
Share-based compensation expense	268	395
Non-cash interest expense	240	276
Changes in operating assets and liabilities:
Accounts receivable	(85)	(90)
Inventories	(438)	(229)
Prepaid expenses and other assets	329	141
Accounts payable and accrued expenses	(1,467)	(1,726)
Other liabilities	(16)	(5)
Net cash used in operating activities	(7,216)	(7,613)
Cash flows from investing activities
Purchases of property and equipment	(67)	(99)
Purchase of marketable securities	(2,987)	(2,991)
Proceeds from maturities of marketable securities	3,997	14,175
Net cash provided by investing activities	943	11,085
Cash flows from financing activities
Principal repayments	(1,000)	(1,000)
Deferred payments	(306)	(264)
Restricted shares withheld for taxes	—	(5)
Net cash used in financing activities	(1,306)	(1,269)
Net change in cash and cash equivalents	(7,579)	2,203
Cash and cash equivalents, beginning of period	8,832	3,441
Cash and cash equivalents, end of period	$1,253	$5,644
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 22, 2014, the Company completed an initial public offering ("IPO") in which it received $53.2 million of net proceeds from the offering after deducting underwriting discounts, commissions and offering expenses.
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

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 20, 2017 (the “2016 Form 10-K”). Accordingly, these condensed consolidated notes to the unaudited financial statements should be read in conjunction with the 2016 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2016. The condensed consolidated Balance Sheet as of December 31, 2016 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2016 Form 10-K. However, in order to further clarify the Company's policy with respect to impairment of long-lived assets, below please find a description of such policy.
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

Reverse Stock Split

In June 2016, the Company's shareholders approved an amendment to the Company's certificate of incorporation and grant of discretionary authority to the Board of Directors to effect a reverse stock split. On October 11, 2016, the Company's Board of Directors effected a 10:1 reverse stock split of the Company's Common Stock. In addition, effective on the date of the reverse stock split, the conversion price of the Company's Preferred Stock sold in the Offering detailed in Note 1 was adjusted proportionately, and consequently each share of such Preferred Stock became convertible into approximately 143 shares of Common Stock. Unless otherwise noted, the Company’s historical share and per share information have been retroactively adjusted as if such stock split and corresponding change in conversion ratio occurred on the first day of the first period presented.
Prior Period Corrections
Previously, the Company included approximately $3.3 million in Other current assets and Accrued expenses and other current liabilities related to the settlement amount for the class action lawsuit filed against the Company. The amount in Other current assets represented the expected reimbursement from the Company's insurance provider and the amount in Accrued expenses and other current liabilities was determined based upon the proposed settlement amount. During April 2017, the Company received additional information regarding the status of the litigation which indicated the Company's insurance provider disbursed the settlement amount and the settlement amount was finalized by the court as of December 31, 2016. As such, the Company has revised the December 31, 2016 balance sheet as indicated in the table below.

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of December 31, 2016
	As previously reported	Change	As revised
Prepaid expenses and other current assets	5,614	(3,275)	2,339
Total current assets	35,116	(3,275)	31,841
Total assets	61,836	(3,275)	58,561
Accrued expenses and other current liabilities	5,847	(3,275)	2,572
Total current liabilities	15,067	(3,275)	11,792
Total liabilities	24,954	(3,275)	21,679
Total liabilities and stockholders' equity	61,836	(3,275)	58,561
Additionally, the Company made the following corrections to the amounts presented in the Accrued expenses footnote below.

	As of December 31, 2016
	As previously reported	Change	As revised
Other	3,658	(3,275)	383
Total accrued expenses	5,847	(3,275)	2,572
The Company believes these corrections are not material to any previously issued financial statements and further notes these adjustments have no impact on the 2016 Consolidated Statement of Operations and Comprehensive Loss, the Consolidated Statement of Convertible Preferred Stock Stockholders' Equity (Deficit), or the net amounts presented in the Consolidated Statement of Cash Flows for the year ended December 31, 2016.
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

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adoption of New Accounting Principle

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to classify all deferred tax assets and liabilities as noncurrent. The standard will become effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this new guidance beginning with the annual period beginning January 1, 2017. No adjustments were required to be made to the financial statements as a result of the Company's adoption of this new guidance.

Reverse Stock Split
On October 11, 2016, the Company's Board of Directors effected a 10:1 0.1 reverse stock split of the Company's Common Stock.

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of March 31, 2017 was held in demand accounts with one financial institution, which subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of March 31, 2017 and December 31, 2016, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
March 31, 2017
Short-term marketable securities
Debt securities	$14,978	$9	$(8)	$14,979
December 31, 2016
Short-term marketable securities
Debt securities	$16,001	$—	$(10)	$15,991

Marketable securities held by the Company consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year and all long-term marketable securities mature after one year but in less than five years from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of March 31,	As of December 31,
	2017	2016
Raw materials	$828	$696
Work in process	6	39
Finished goods	3,223	3,004
	$4,057	$3,739
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of March 31,	As of December 31,
	2017	2016
Atlas instruments placed with customers	$5,518	$5,295
Atlas instruments intended for placement(1)	3,958	4,181
Manufacturing equipment	3,045	3,045
Laboratory equipment	2,912	2,912
Computer and office equipment	1,624	1,557
Leasehold improvements	1,475	1,504
Software	1,142	1,142
Total property and equipment	$19,674	$19,636
Less: Accumulated depreciation	(12,302)	(11,831)

Total	$7,372	$7,805
(1) The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of March 31, 2017 and December 31, 2016, the cost of Atlas instruments, which represents equipment on lease or held for lease, was $6.4 million and $6.4 million, respectively, net of accumulated depreciation of $3.1 million and $3.1 million, respectively.

Expenses for depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Depreciation expense	$480	$560

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	March 31, 2017	December 31, 2016
Intangible asset, gross	$28,259	$28,259
Accumulated amortization	(10,545)	(9,608)
Intangible asset, net	$17,714	$18,651

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of March 31,	As of December 31,
	2017	2016
Employee related	$1,422	$2,072
Professional services	86	117
Other	319	383
Total accrued expenses and other current liabilities	$1,827	$2,572

9. DEFERRED PAYMENTS
Gen-Probe supply agreement

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	As of March 31,	As of December 31,
	2017	2016
Current
Deferred payments, gross	$2,744	$2,076
Imputed interest	(105)	(154)
Deferred payments, net	$2,639	$1,922
Long-term
Deferred payments, gross	$—	$1,136
Imputed interest	—	(8)
Deferred payments, net	$—	$1,128
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In each of the three months ended March 31, 2017 and the three months ended March 31, 2016, the Company recorded less than $0.1 million as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
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

10. NOTES PAYABLE

In November 2013, the Company entered into a loan and security agreement (the 'Comerica Loan") with Comerica Bank (“Comerica”) in which it borrowed $5.0 million. The interest under the loan accrues at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of March 31, 2017, the rate was 7.15%. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates.
In May 2015, the Company amended the loan and security agreement with Comerica (the “First Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million and extended the interest-only period until December 31, 2015. Beginning January 1, 2016, the Company began making monthly payments which consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule. As of March 31, 2017, the entire remaining balance of $5.0 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $1.0 million has also been classified as Notes payable, current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2017, the Company entered into a second amendment with Comerica (the "Second Amendment"). The Second Amendment provides for an interest only period for three months after which the Company will begin making monthly payments which consist of accrued interest and equal principal payments in accordance with a 15-month amortization schedule. The interest rate under the Second Amendment accrues at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.40%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. In connection with the Second Amendment, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 8,403 shares of Common Stock at $3.57 per share and modified the exercise price of the warrants previously granted to Comerica under the Comerica Loan and the first amendment to $3.57 per share. The value of the new warrant and the incremental value due to the amendment of the previously issued warrants were recorded as a reduction to Notes payable with a corresponding offset to Additional paid-in capital. The value of the new warrant and the incremental value due to the modified pricing of the existing Comerica warrants were recorded as a reduction to Notes payable with a corresponding offset to Additional paid-in capital, see Note 15 for further details.
In connection with the Comerica Loan and the two amendments, the Company recorded the note net of expenses paid to Comerica, the value of the warrants issued to Comerica and the incremental value due to the amendment of the warrants at the time of the repricing. The difference between the liability recorded and the face value of the note will be accreted to Notes payable over the term of the loan with a corresponding charge to Interest expense.
Pursuant to the Second Amendment, the amount of unrestricted cash and/or marketable securities the Company is required to maintain with Comerica at all times was reduced from $5.0 million to $4.0 million. The Company has been in compliance with these requirements since implemented. In addition, the Second Amendment makes available to the Company a revolving line of credit of up to $4.0 million but not to exceed 80% of qualified receivables as defined in the Second Amendment. Borrowings under the revolving line of credit accrue interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 1.95%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%.

11. COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company did not enter into any new operating leases or amend any existing operating leases during the three months ended March 31, 2017. See note 18 for additional details.

Commitments

During the three months ended March 31, 2017, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements.

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

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

statements about its placement of Atlas instruments and its expectations of future growth and increased market share, and the Company’s alleged failure to disclose “known trends and uncertainties about the Company’s sales.”  The alleged misrepresentations and omissions purportedly came to light when the Company issued its third-quarter 2014 earnings release on November 6, 2014.

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pled Securities Act claims on behalf of persons and entities who had purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleged that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleged that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties entered into a settlement agreement, which was approved by the court in December 2016, to pay approximately $3.3 million. As of March 31, 2017, all payments have been made in accordance with the settlement agreement and the corresponding receivable and liability are no longer recognized on the Company's Balance Sheet.

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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at March 31, 2017 and December 31, 2016 (amounts in thousands):

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of March 31, 2017
Financial Assets:
Money market deposit accounts	$1,065	$1,065	—	—
As of December 31, 2016
Financial Assets:
Money market deposit accounts	$7,712	$7,712	—	—
Financial Assets Carried at Amortized Cost
As of March 31, 2017
Short-term marketable securities	$14,978	$6,584	8,395	—
As of December 31, 2016
Short-term marketable securities	$16,001	$7,080	8,911	—

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Convertible Preferred Stock

On September 21, 2016, the Company closed a private placement offering (the "Offering") in which it issued and sold 22,500 shares of Series A Preferred Stock ("Preferred Stock") and five-year warrants (the "Investor Warrants") to purchase an aggregate of 3,214,299 shares of the Company’s Common Stock, par value $0.001 (the “Warrant Shares”) at a purchase price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $22.5 million. The shares of Preferred Stock were convertible into common stock at a conversion rate of $7.00 per share of Common Stock and were immediately convertible at the option of the holder up to the holder's pro-rata share of 19.999% of the Company's Common Stock outstanding on the closing date of the Offering. All shares of Preferred Stock not previously converted were converted to Common Stock automatically upon shareholder approval which was obtained at a special shareholder meeting held on November 10, 2016.

Registration rights
Holders of approximately 0.8 million shares of the Company's outstanding Common Stock have rights, subject to certain conditions, to require that the Company file a registration statement under the Securities Act covering the registration of such shares of Common Stock, as well as piggyback registration rights. These rights are provided under the terms of an investor rights agreement between the Company and the holders of the registrable securities, which will expire upon the earlier of (i) five years after the Company's IPO and (ii) as to a holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

In connection with the Offering, on September 21, 2016, the Company entered into a registration rights agreement which provides that the Company would prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a resale shelf registration statement covering the Conversion Shares and Warrant Shares. Accordingly, on October 7, 2016, the Company filed an S-3 registration statement which was declared effective on October 24, 2016 enabling registration of the Conversion Shares and the Warrant Shares. The Company is required to maintain the effectiveness of such registration statement until the earlier of: (i) the date that all registrable securities covered by such registration statement have been sold, thereunder or pursuant to Rule 144 or (ii) the date that all registrable securities covered by such registration statement may be sold without limitation pursuant to Rule 144 (the “Effectiveness Period”). Subject to certain exceptions set forth in the registration rights agreement, if the Company fails to maintain the effectiveness of the registration statement during the Effectiveness Period, the Company will be required to pay to each holder an amount in cash equal to the product of 1.5% multiplied by the aggregate purchase price paid by such holder pursuant to the securities purchase agreement, subject to a cap equal to 10.0% of the aggregate purchase paid by such holder pursuant to the securities purchase agreement.

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Stock options	$164	$210
Restricted stock	$104	$185

The Company granted approximately 394,000 stock options and 5,000 shares of restricted stock during the three months ended March 31, 2017, valued at approximately $1.0 million and $0.02 million, respectively. The Company granted approximately 58,000 stock options and 2,500 shares of restricted stock, valued at $0.4 million and $0.01 million, respectively, during the three months ended March 31, 2016.
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

	For the Three Months Ended March 31,
	2017	2016
Expected life in years	5.7-6.1	5.8-6.2
Interest rate	2.04%-2.09%	1.36%-1.92%
Volatility	85%	80%
Dividend yield	—	—
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

15. WARRANTS

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2017, there were 3,460,830 warrant shares outstanding with a weighted average exercise price of $7.18 per share.
Warrants Issued prior to IPO
In connection with the closing of the loan and security agreement in November 2013 discussed in Note 10, and an additional loan and security agreement (the 'TriplePoint Loan") which was paid off in 2015, the Company issued warrants to purchase up to an aggregate of 352,941 shares of Series E preferred stock with an exercise price of $1.28. Upon issuance, the Company recorded liabilities of approximately $0.08 million for the warrants issued. The initial fair value of the warrant issued to Comerica of approximately $0.03 million was deemed a discount on the debt issued by Comerica and is being accreted to interest expense over the term of the Comerica Loan. The initial fair value of the remaining warrants issued were capitalized in Other assets on the Balance Sheet as part of debt issuance costs and were amortized to Interest expense. In connection with borrowings made under the TriplePoint Loan in March 2014, one of the warrants issued to TriplePoint became exercisable for an additional 156,863 shares of Series E. The related fair value of approximately $0.1 million was deemed a discount on the debt issued at that time and was accreted to interest expense through the payoff of the loan in May 2015. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As a result, and subsequent to the reverse stock split conducted in October 2016, became exercisable for 4,618 shares of Common Stock with an exercise price of $140.80.
Warrants Issued Subsequent to IPO
In connection with the First Amendment to the Comerica Loan on May 29, 2015, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 5,227 shares of Common Stock at $28.70 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 1,066 shares of common stock from $140.80 per share to $28.70 per share. In connection with the Second Amendment to the Comerica Loan on April 6, 2017, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 8,403 shares of Common Stock at $3.57 per share and modified the exercise price of the warrants previously granted to Comerica under the Comerica Loan and the first amendment to $3.57 per share.
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

	For the Three Months Ended March 31,
	2017	2016
Net loss applicable to common shareholders (thousands)	$(7,604)	$(8,176)
Basic and diluted weighted average common shares outstanding	4,985,522	1,752,642
Basic and diluted loss per share	$(1.53)	$(4.66)

ROKA BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As the Company incurred a loss for the three months ended March 31, 2017 and 2016, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended March 31,
	2017	2016
Basic weighted average shares outstanding	4,985,522	1,752,642
Dilutive effect of unvested restricted stock	1,084	—
Basic weighted average shares outstanding had the Company not incurred a loss	4,986,606	1,752,642
Dilutive effect of warrants	—	—
Dilutive effect of stock options	—	36
Diluted weighted average shares outstanding had the Company not incurred a loss	4,986,606	1,752,678

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During each of the three months ended March 31, 2017, and the three months ended March 31, 2016, the Company had multiple customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Customer A	$563	$528
Customer B	$419	$386
Customer C	$214	171

18. SUBSEQUENT EVENTS

In April 2017, the Company amended the lease for its Warren, NJ laboratory and office space. The amendment provides for the termination of the lease of laboratory space and for extending the lease on office space through June 2023. The termination and extension resulted in additional future commitments of approximately $1.5 million.

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

•	our ability to increase our revenue, instrument placements and average revenue per instrument;

•	our ability to raise additional capital to fund our operations and our anticipated cash needs and estimates regarding our capital requirements;

•
our ability to achieve or sustain profitability and if we are unable to achieve or sustain profitability, we may need to write off certain intangible assets if events or changes in circumstances indicate that the carrying value of such assets is not recoverable and if such assets are found to be impaired, which could have a material adverse effect on our financial condition and results of operations;

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

•	our ability to manufacture our complex assays in accordance with precise technical specifications and in sufficient quantities, on a timely basis;

•	our ability to enhance existing products and to develop, introduce and commercialize new products;

•	our ability to protect our intellectual property rights, including the patent rights we license from Gen-Probe;

•	our ability to defend against any future claims that our Atlas Detection Assays and Atlas instrument infringe the patent rights of any third parties;

•	our ability to manage lengthy and variable sales cycles and to forecast revenue and operating expenses;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•
the factors listed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2016 and other reports that we file with the Securities and Exchange Commission.

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

Overview
Background
We are a molecular diagnostics company focused on providing advanced testing solutions for the detection of foodborne pathogens. The proprietary molecular technology used in our assays enables us to offer accurate and rapid testing solutions while our fully automated Atlas instrument helps our customers reduce labor costs and minimize operator error. In late 2012, we launched our proprietary Atlas Detection Assays and Atlas instrument in the North American food safety testing market and we have worldwide rights to develop and commercialize our advanced molecular testing solutions for a wide range of other industrial applications.
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
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Through March 31, 2017, we have installed 54 Atlas instruments pursuant to commercial agreements, and for the three months ended March 31, 2017, we generated approximately $2.0 million in revenue, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of March 31, 2017, our accumulated deficit was $215.7 million. We expect to continue to incur operating losses over the near term as we pursue our commercial strategy, operate as a public company and continue development of products and technology. In order to achieve and sustain profitability, we will need to significantly increase our revenue and the number of customers that are using our products.

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
In addition to sales of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, however during the three months ended March 31, 2017, we did not sell any Atlas instruments.
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

Our future revenue growth is dependent on our ability to place additional commercial instruments with customers and increase usage of our Atlas Detection Assays. During the three months ended March 31, 2017, we placed four instruments with customers, but also took back three instruments which were previously placed with customers. The three instruments we took back were not being utilized and therefore we do not expect their return will have a negative impact on our future revenue.

Operating Expenses
Cost of revenue
Cost of revenue primarily consists of the cost of materials, direct labor and manufacturing overhead costs associated with the production and distribution of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Cost of revenue also includes depreciation on Atlas instruments installed with our customers under reagent rental or rental agreements, expenses related to service and maintenance of instruments, and royalties payable under our technology license agreement with Gen-Probe.

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
Due to the completion of development of most assays for the Atlas instrument, we made reductions in our research and development department in the first quarter of 2017, and as a result, we expect our research and development expenses to decrease from their current level. We expect to continue to remain focused on improving our existing Atlas Detection Assays and to continue to develop a molecular chemistry and instrument platform, which is expected to address the needs of lower-volume throughput food safety customers and to have potential clinical applications.
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
We expect our selling, general and administrative expenses to decrease from their current level, primarily as a result of efficiencies achieved through reductions made to our organization in the first quarter of 2017 and efficiencies gained in the execution of our commercial strategy.
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

Other Income (Expenses)
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institution as well as our short-term and long-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institution and the amount of funds held in cash accounts and marketable securities. Interest expense for the periods presented is associated with the debt outstanding under the loan and security agreement we entered into in November 2013 with Comerica Bank and its subsequent amendments, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
Our interest expense has decreased as the balances due on our Comerica loan and under the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments have been paid down. However, our interest expense may increase if we purchase additional instruments to be placed with customers, or if the variable interest rate under the Comerica loan increases.

Results Of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$2,038	$1,626	$412	25%
Operating Expenses
Cost of revenue	2,110	2,076	34	2%
Research and development	1,364	1,987	(623)	(31)%
Selling, general and administrative	4,920	4,385	535	12%
Amortization of intangible asset	937	939	(2)	—%
Total operating expenses	9,331	9,387	(56)	(1)%
Loss from operations	(7,293)	(7,761)	468	(6)%
Other (expense) income:
Interest income (expense), net	(311)	(417)	106	(25)%
Net loss	$(7,604)	$(8,176)	$572	(7)%
Revenue
Revenue increased by $0.4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we sold 248,000 Atlas Detection Assays compared to 197,000 during the three months ended March 31, 2016.
As of March 31, 2017, we had 54 instruments placed with customers under commercial agreements, compared to 44 instruments as of March 31, 2016. For the three months ended March 31, 2017, the average revenue per instrument placed under commercial agreements was approximately $38,000, which was consistent with the three months ended March 31, 2016. During the three months ended March 31, 2017, three customers each accounted for more than 10% of revenues and generated approximately $1.2 million of revenue compared to three customers who generated $1.1 million of revenue in the three months ended March 31, 2016.
Operating Expenses
Cost of Revenue
Cost of revenue was $2.1 million for the three months ended March 31, 2017, unchanged compared to the three months ended March 31, 2016.
Research and Development
Research and development expense decreased by $0.6 million to $1.4 million for the three months ended March 31, 2017, from $2.0 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in external development services of approximately $0.3 million, a decrease of $0.2 million in payroll related expenses and a $0.1 million decrease in supplies.

Selling, General and Administrative
Selling, general and administrative expense increased by $0.5 million, to $4.9 million for the three months ended March 31, 2017, from $4.4 million for the three months ended March 31, 2016. Payroll related expenses increased by approximately $0.5 million, primarily driven by one-time charges related to a headcount reduction effectuated in the first quarter of 2017, and an increase in consulting services by approximately $0.1 million, partially offset by a decrease in promotional expenses of $0.1 million.
Amortization of intangible assets

Amortization of intangibles was consistent for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.1 million to $0.3 million for the three months ended March 31, 2017, from net interest expense of $0.4 million for the three months ended March 31, 2016. The decrease was primarily due to the decreased debt principal outstanding under our loan and security agreement with Comerica.

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
We have incurred negative cash flows from operating and investment activities since our inception in 2009 and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe, as well as development of molecular chemistry and a small volume instrument. At March 31, 2017, we had cash and cash equivalents of $1.3 million and marketable securities of $15.0 million and an accumulated deficit of $215.7 million.
The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016, respectively (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(7,216)	$(7,613)
Net cash provided by (used in) investing activities	943	11,085
Net cash provided by (used in) financing activities	(1,306)	(1,269)
Net decrease in cash and cash equivalents	$(7,579)	$2,203

Operating Activities
Net cash used in operating activities was $7.2 million for the three months ended March 31, 2017 and resulted from a $7.6 million net loss and $1.7 million net changes in operating assets and liabilities, partially offset by $2.1 million in non-cash items, principally depreciation and amortization, share-based compensation expense, provisions for inventory and non-cash interest expense.  Net cash used in operating activities was $7.6 million for the three months ended March 31, 2016 and resulted from an $8.2 million net loss and $1.9 million net changes in operating assets and liabilities, partially offset by $2.5 million in non-cash items, principally depreciation and amortization, share-based compensation expense and non-cash interest expense.
Investing Activities
Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2017 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities was $11.1 million during the three months ended March 31, 2016 and was primarily the result of maturities of marketable securities that were not reinvested.
Financing Activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2017 and consisted primarily of principal payments under our loan and security agreement with Comerica Bank of $1.0 million and payments to Gen-Probe for amounts deferred under our supply agreement of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2016 was $1.3 million and consisted primarily of principal payments under our loan and security agreement with Comerica Bank of $1.0 million and payments to Gen-Probe for amounts deferred under our supply agreement of $0.3 million.
Operating Capital Requirements
We have limited capital resources, have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts on commercialization of our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and from cash raised through debt or equity offerings in the future. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund our existing operations through the end of 2017. Our liquidity requirements may be negatively impacted by changes to our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016, and therefore we may need to raise capital sooner than currently anticipated. These factors create substantial doubt about our ability to continue as a going concern. Our liquidity requirements have and will continue to consist of sales, marketing, research and development expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include interest and principal payments on our debt and anticipated future payments to Gen-Probe of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 as well as general and administrative expenses, such as insurance costs and professional fees associated with being a public company. As demand for our products increases, we expect that our capital requirements will increase in order to purchase additional Atlas instruments for placement with customers and cause increased working capital requirements, such as inventory and accounts receivable.
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
Term Loan and Security Agreement
In November 2013, we entered into loan and security agreement with Comerica Bank ("Comerica").
Under the terms of the loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 7.15% as of March 31, 2017.
In May 2015, we amended the Comerica Loan (the “Comerica Amendment”). The Comerica Amendment increased the borrowing under the Comerica Loan to $10.0 million, extended the interest-only period from June 1, 2015 until December 31, 2015 and extended the overall term by 12 months. In January 2016, we began making monthly payments which consist of accrued interest and equal principal payments in accordance with a 30-month amortization schedule.
Pursuant to the Comerica Amendment we were required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of March 31, 2017 and during the period since we entered into the Comerica

Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of March 31, 2017, we had $5.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
In April 2017, we entered into a second amendment with Comerica (the "Second Amendment"). The Second Amendment provides for an interest only period for three months after which we will begin making monthly payments which consist of accrued interest and equal principal payments in accordance with a 15-month amortization schedule. The interest rate under the Second Amendment accrues at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.40%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%.
Pursuant to the Second Amendment, the amount of unrestricted cash and/or marketable securities we are required to maintain with Comerica at all times was reduced from $5.0 million to $4.0 million. In addition, the Second Amendment makes available to us a revolving line of credit of up to $4.0 million but not to exceed 80% of qualified receivables as defined in the Second Amendment. Borrowings under the revolving line of credit accrue interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 1.95%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. Finally, we issued an additional warrant to Comerica to purchase up to an aggregate of 8,403 shares of Common Stock at $3.57 per share and modified the exercise price of the warrants previously granted to Comerica under the Comerica Loan and the first amendment to $3.57 per share.
Warrants
Warrants Issued prior to IPO
In connection with the Comerica Loan, and an additional loan and security agreement (the 'TriplePoint Loan") which was paid off in 2015, the Company issued warrants to purchase up to an aggregate of 352,941 shares of Series E preferred stock with an exercise price of $1.28. In connection with borrowings made under the TriplePoint Loan in March 2014, one of the warrants issued to TriplePoint became exercisable for an additional 156,863 shares of Series E. In connection with the IPO, the Series E warrants converted into warrants to purchase common stock at their conversion rate of approximately 0.0906 common warrant shares to one Series E warrant share. As a result, and subsequent to the reverse stock split conducted in October 2016, these warrants became exercisable for 4,618 shares of Common Stock with an exercise price of $140.80.
Warrants Issued Subsequent to IPO
In connection with the First Amendment to the Comerica Loan on May 29, 2015, we issued an additional warrant to Comerica to purchase up to an aggregate of 5,227 shares of Common Stock at $28.70 per share and modified the exercise price of the original warrant granted to Comerica to purchase up to an aggregate of 1,066 shares of common stock from $140.80 per share to $28.70 per share. In connection with the Second Amendment to the Comerica Loan on April 6, 2017, the Company issued an additional warrant to Comerica to purchase up to an aggregate of 8,403 shares of Common Stock at $3.57 per share and modified the exercise price of the warrants previously granted to Comerica under the Comerica Loan and the first amendment to $3.57 per share.
In connection with the private placement offering noted above, we issued warrants to the investors (the "Investor Warrants") to purchase up to an aggregate of approximately 3,214,299 shares of the our Common Stock and warrants to the placement agent to purchase up to an aggregate of approximately 236,686 shares of the Company's Common Stock (the "Placement Warrants"). The Investor Warrants and Placement Warrants have an exercise price of $7.00 and expire five years from the date of issuance.
As of March 31, 2017, there are 3,460,830 warrant shares outstanding with a weighted average exercise price of $7.18 per share. The Comerica and TriplePoint warrants have the same piggyback registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement"), dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000, provided, however, that in no event shall we issue or sell through Cantor Fitzgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof). We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, we must pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and reimburse Cantor Fitzgerald for certain specified expenses.  As of May 5, 2017, we had not sold any shares under this Sales Agreement, and we had $6.75 million remaining in aggregate offering price available under the Sales Agreement, provided, however, that in no event shall we issue or sell through Cantor Fitzgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof).

Contractual Obligations and Commitments
For the three months ended March 31, 2017, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2016. The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$12,744	$7,744	$5,000	$—	$—
Operating lease obligations(2)	2,612	1,025	1,587	—	—
Purchase obligations(3)	794	794	—	—	—
Notes payable(4)	5,040	5,040	—	—	—
Total contractual obligations	$21,190	$14,603	$6,587	$—	$—

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of March 31, 2017 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $2.6 million on the Balance Sheet as of March 31, 2017. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due in less than one year includes the $5.0 million lump-sum payments payable to Gen-Probe on January 1, 2018 and amounts due beyond one year represent the $5.0 million lump-sum payment payable to Gen-Probe on January 1, 2020 in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their present values of $4.7 million and $3.9 million as current and non-current liabilities, respectively, on the Balance Sheet as of March 31, 2017.

(2)
Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Warren, NJ, our laboratory in Warren, NJ and our facility in San Diego, CA. On April 5, 2017, we amended our lease for our Warren, NJ locations, terminating the lease for the laboratory in Warren, NJ and extending the lease for the corporate office in Warren, NJ through June 30, 2023. Such incremental payments of approximately $1.5 million are not reflected in the above chart as of March 31, 2017.

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

(4)
Such amounts include the total principal outstanding at March 31, 2017 of $5.0 million and final payment fees of $0.04 million, of which approximately $4.0 million is due within one year from the Balance Sheet date. The remaining amounts are shown as being due in less than one year as our loan agreement contains a material adverse change clause which allows the lender to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to be approximately $0.2 million during the remainder of 2017. On April 6, 2017, we amended our loan agreement which included a deferral of principal for three months reducing the total due within one year as of April 1, 2017 by $1.0 million, such change is not reflected in the above chart as of March 31, 2017.

ROKA BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2017, our cash and cash equivalents of $1.3 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of March 31, 2017, we had $15.0 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $17.5 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if we sold the investments prior to maturity.
As of March 31, 2017, we had $5.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
None.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities
In connection with the Second Amendment to the Loan Agreement, we issued an additional ten-year warrant to Comerica to purchase up to an aggregate of 8,403 shares of Common Stock at $3.57 per share and modified the exercise price of the warrants previously granted to Comerica under the Comerica Loan and the first amendment to $3.57 per share. The securities issued, as described above, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act. Such securities are therefore restricted in accordance with Rule 144 under the Securities Act.
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of March 31, 2017, we have used all $53.2 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $45.2 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities

None.

ITEM 5. OTHER INFORMATION

On April 6, 2017, we entered into a second amendment with Comerica (the "Second Amendment"). The Second Amendment provides for an interest only period for three months after which we will begin making monthly payments which consist of accrued interest and equal principal payments in accordance with a 15-month amortization schedule. The interest rate under the Second Amendment accrues at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.40%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%.
Pursuant to the Second Amendment, the amount of unrestricted cash and/or marketable securities we are required to maintain with Comerica at all times was reduced from $5.0 million to $4.0 million. In addition, the Second Amendment makes available to us a revolving line of credit of up to $4.0 million but not to exceed 80% of qualified receivables as defined in the Second Amendment. Borrowings under the revolving line of credit accrue interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 1.95%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. Finally, we issued an additional warrant to Comerica to purchase up to an aggregate of 8,403 shares of Common Stock at $3.57 per share (the “Additional Warrant”) and modified the exercise price of the warrants previously granted to Comerica under the Comerica Loan and the first amendment to $3.57 per share (the “Repriced Warrants”).

The foregoing description of the Second Amendment, the Additional Warrant and the Re-priced Warrants is intended to be a summary and is qualified in its entirety by reference to such documents, which are attached as Exhibits 4.1, 4.2 and 10.1 and are incorporated by reference herein.

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	May 12, 2017	By: /s/ Mary Duseau
Mary Duseau
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2017	By: /s/ Lars Boesgaard
Lars Boesgaard
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

4.1*	Second Amendment to Stock Purchase Warrant issued to Comerica Bank on November 21, 2013

4.2*	First Amendment to Stock Purchase Warrant issued to Comerica Bank on May 29, 2015

4.3*	Stock Purchase Warrant, dated as of April 6, 2017, issued to Comerica Bank

10.1*	Second Amendment dated April 6, 2017 to Loan and Security Agreement by and between Roka Bioscience, Inc. and Comerica Bank, dated as of November 21, 2013

10.2*	First amendment dated April 5, 2017 to Lease Agreement by and between Roka Bioscience, Inc. and Normandy Warren Holdings, LLC, dated as of May 16, 2011.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of March 31, 2017 and December 31, 2016 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016, (c) our Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

**	Furnished herewith