Form 10-Q
period 2017-06-30
Roka BioScience, Inc.
filed 2017-08-18
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 14, 2017 was 5,007,742.

ROKA BIOSCIENCE, INC
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ROKA BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,392	$8,832
Short-term marketable securities	8,977	16,001
Trade accounts receivable, net of $0 allowance for doubtful accounts	1,136	930
Inventories	4,054	3,739
Prepaid expenses and other current assets	1,760	2,339
Total current assets	18,319	31,841
Property and equipment, net	3,718	7,805
Intangible assets, net	8,321	18,651
Other assets	319	264
Total assets	$30,677	$58,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$655	$1,325
Short-term deferred payments	6,756	1,922
Notes payable, current	4,999	5,973
Accrued expenses and other current liabilities	1,861	2,572
Total current liabilities	14,271	11,792
Deferred payments	4,018	9,620
Other long-term liabilities	236	267
Total liabilities	18,525	21,679
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 5,013,314 shares issued and 5,007,742 shares outstanding, respectively at June 30, 2017; 5,008,290 shares issued and 5,002,718 shares outstanding at December 31, 2016	5	5
Additional paid-in capital	245,728	245,100
Treasury stock, at cost: 5,572 shares at June 30, 2017 and December 31, 2016	(84)	(84)
Accumulated deficit	(233,497)	(208,139)
Total stockholders’ equity	12,152	36,882
Total liabilities and stockholders’ equity	$30,677	$58,561
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$2,141	$1,824	$4,179	$3,451
Operating expenses:
Cost of revenue	2,236	2,048	4,346	4,124
Research and development	1,330	1,496	2,694	3,483
Selling, general and administrative	3,419	4,495	8,339	8,880
Amortization of intangible assets	937	939	1,874	1,879
Impairment of long-lived assets	11,641	—	11,641	—
Total operating expenses	19,563	8,978	28,894	18,366
Loss from operations	(17,422)	(7,154)	(24,715)	(14,915)
Other income (expense):
Interest income (expense), net	(317)	(404)	(628)	(822)
Loss before income taxes	(17,739)	(7,558)	(25,343)	(15,737)
Income tax provision (benefit)	15	2	15	(1)
Net loss and comprehensive loss	$(17,754)	$(7,560)	$(25,358)	$(15,736)
Net Loss per Common Share:
Basic and diluted	$(3.56)	$(4.31)	$(5.09)	$(8.98)
Weighted average common shares outstanding used in computing net loss per common share:
Basic and diluted	4,987,673	1,753,729	4,986,603	1,753,185
The accompanying notes are an integral part of these financial statements

ROKA BIOSCIENCE, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	1,786,325	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	2,094	—	(5)	—	—	(5)
Issuance of warrants						8,880		8,880
Issuance of preferred stock	22,500	12,396						12,396
Adjustment of preferred stock for beneficial conversion		(7,748)				7,748		—
Exercise of options for Common Stock	—	—					—	—
Stock-based compensation expense	—	—	—	—	—	1,485	—	1,485
Deemed dividend		7,748					(7,748)	—
Conversion of convertible preferred stock into Common Stock	(22,500)	(12,396)	3,214,299	(13)		12,409	—	—
Net loss	—	—	—	—	—	—	(30,787)	(30,787)
Balance at December 31, 2016	—	$—	5,002,718	$5	$(84)	$245,100	$(208,139)	$36,882
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	5,024	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	624	—	624
Net loss	—	—	—	—	—	—	(25,358)	(25,358)
Balance at June 30, 2017	—	—	5,007,742	5	(84)	245,728	(233,497)	12,152
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	(25,358)	$(15,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,824	3,040
Impairment of long-lived assets	11,641	—
Loss on disposal of property and equipment	20	—
Provisions for inventory	540	478
Share-based compensation expense	624	750
Non-cash interest expense	478	539
Changes in operating assets and liabilities:
Accounts receivable	(205)	(193)
Inventories	(854)	(246)
Prepaid expenses and other assets	607	430
Accounts payable and accrued expenses	(1,785)	(1,647)
Other liabilities	(33)	(19)
Net cash used in operating activities	(11,501)	(12,604)
Cash flows from investing activities
Purchases of property and equipment	(69)	(234)
Purchase of marketable securities	(2,987)	(2,991)
Proceeds from maturities of marketable securities	9,988	23,772
Net cash provided by investing activities	6,932	20,547
Cash flows from financing activities
Principal repayments	(1,000)	(2,000)
Payments for issuance costs related to debt	(70)	—
Deferred payments	(801)	(467)
Restricted shares withheld for taxes	—	(5)
Net cash used in financing activities	(1,871)	(2,472)
Net change in cash and cash equivalents	(6,440)	5,471
Cash and cash equivalents, beginning of period	8,832	3,441
Cash and cash equivalents, end of period	$2,392	$8,912
The accompanying notes are an integral part of these consolidated financial statements

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has limited capital resources, has experienced negative cash flows from operations and has incurred net losses since inception. The Company expects to continue to experience negative cash flows from operations and incur net losses in the near term as it devotes substantially all of its efforts on commercialization of its products and completion of its obligations under the asset purchase agreement discussed in Note 18. The Company’s business is subject to significant risks and its ability to successfully develop, manufacture and commercialize proprietary products is dependent upon many factors which include, but are not limited to, risks and uncertainties associated with materials, manufacturing scale-up, retention of key personnel, customer acceptance and competition. In addition, the Company’s debt agreement contains certain clauses which allow the lender to require repayment of the debt based on subjective factors regarding the Company’s business and performance, if those factors are considered a material adverse change by the lender.
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
Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. Based upon its current and projected cash flow, the Company notes there is substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company has entered into an asset purchase agreement for the sale of substantially all of its assets which is discussed in further detail in Note 18. The asset sale is the initial step in a contemplated liquidation of the Company. Liquidity requirements through the end of 2017 include interest and principal payments on the Company's outstanding debt and a payment to Gen-Probe of $2.5 million due in August 2017. The planned asset sale does not eliminate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or any planned liquidation.

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

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Roka Bioscience, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 20, 2017 (the “2016 Form 10-K”). Accordingly, these condensed consolidated notes to the unaudited financial statements should be read in conjunction with the 2016 audited financial statements and notes thereto prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2016. The condensed consolidated Balance Sheet as of December 31, 2016 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2016 Form 10-K. However, in order to further clarify the Company's policy with respect to impairment of long-lived assets, below please find a description of such policy.
Impairment of Long-Lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property, plant and equipment. The Company evaluates its finite-lived intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If the Company’s estimated undiscounted future cash flows are below the asset group’s carrying value, the Company may recognize an impairment charge measured by its fair value. See Note 7 for further details.

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

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of control of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosure requirements. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. ASU 2014-09 provides companies with two implementation methods, companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company plans to adopt the new standard on January 1, 2018, using the “modified retrospective” method. The Company continues to make progress in its assessment and implementation of

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the new standard, however, completion of this assessment is still ongoing, and as such, the Company has not yet determined if the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

Adoption of New Accounting Principle

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to classify all deferred tax assets and liabilities as noncurrent. The standard became effective for interim and annual periods beginning after December 15, 2016. The Company adopted this new guidance beginning with the annual period beginning January 1, 2017. No adjustments were required to be made to the financial statements as a result of the Company's adoption of this new guidance.

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of June 30, 2017 was held in demand accounts with one financial institution, which subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

As of June 30, 2017 and December 31, 2016, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
June 30, 2017
Short-term marketable securities
Debt securities	$8,977	$16	$(5)	$8,988
December 31, 2016
Short-term marketable securities
Debt securities	$16,001	$—	$(10)	$15,991

Marketable securities held by the Company are recorded at amortized cost and consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year from the respective balance sheet date.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

	As of June 30,	As of December 31,
	2017	2016
Raw materials	$885	$696
Work in process	—	39
Finished goods	3,169	3,004
	$4,054	$3,739

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of June 30,	As of December 31,
	2017	2016
Atlas instruments placed with customers(1)	$5,007	$5,295
Atlas instruments intended for placement(1)(2)	1,817	4,181
Manufacturing equipment(1)	2,512	3,045
Laboratory equipment	2,907	2,912
Computer and office equipment	1,576	1,557
Leasehold improvements	1,475	1,504
Software	1,142	1,142
Total property and equipment	$16,436	$19,636
Less: Accumulated depreciation	(12,718)	(11,831)

Total	$3,718	$7,805

(1)
In relation to the asset group impairment discussed in Note 7, the Atlas instruments placed with customers were impaired in the three months ended June 30, 2017 by $0.9 million, the Atlas instruments intended for placement were impaired by $1.8 million and the Manufacturing equipment was impaired by $0.4 million.

(2)	The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of June 30, 2017 and December 31, 2016, the cost of Atlas instruments, after the impairments noted above, which represents equipment on lease or held for lease, was $3.1 million and $6.4 million, respectively, net of accumulated depreciation of $3.7 million and $3.1 million, respectively.

Expenses for impairment and depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense	$479	$601	950	1,161
Impairment expense(1)	3,185	$—	3,185	—

(1) See Note 7 for further details on the impairment charges realized.

7. INTANGIBLE ASSETS

In June 2014, the Company entered into a second amendment to its license agreement with Gen-Probe (the "Second License Amendment"). Under the Second License Amendment, the Company obtained a two-year option to reduce the royalty rate it pays to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of its IPO in July 2014, the Company exercised its option and issued to Gen-Probe 865,063 shares of common stock valued at $10.51 per share on the issuance date and made a cash payment of $8.0 million. Under the Second License Amendment, the Company is required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. These payment terms were modified under a third amendment (the "Third License Amendment") entered into on August 16, 2017, see note 18 for additional details.

The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to the Company's intangible technology asset in Intangible assets on the Balance Sheet and will be amortized on a straight-line basis through the end of the estimated remaining life of the technology asset. See Note 9 for further details on the additional required future cash payments described above.

Pursuant to the terms of the Second License Amendment, the Company committed to additional future contingent payments, as described in Note 11 below. If made, such additional payments will further reduce the royalty rate the Company pays to Gen-Probe, and will be recorded as additions to the Company's intangible technology asset upon payment and amortized over the estimated remaining life of the technology asset.

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the second quarter of 2017, due to revenues and customer acquisitions falling below the Company's previous projections, the Company prepared revised projections for revenue and expenses. Compared to the Company's previous projections, the revised projections indicated reduced revenue from sales of the Company's products, expected to result in continued and increased cash flow losses for the Company. Additionally, a decision was made to pursue a sale of the Company or its assets.

Based on these facts and events described above, the Company determined a triggering event had occurred, requiring an assessment of whether the asset group was impaired as of June 30, 2017. In addition, the Company determined the assets did not qualify for held-for-sale as of June 30, 2017 and as such the impairment analysis was performed under the held-for-use guidance.

The Company completed its assessment of the asset group, which includes the intangible asset, for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections. Based on the cash flow projections associated with the asset group, the Company determined that the asset group was impaired as of June 30, 2017. The Company subsequently determined the fair value of the asset group, considering the present value of future cash flows from a potential liquidation scenario as well as estimates of fair value based on an asset sale scenario.

Based on the impairment assessment, the Company determined that the fair value of the asset group, including the intangible asset, was $11.5 million as of June 30, 2017, and the Company recognized an impairment of $8.5 million on the intangible asset and an impairment of $3.2 million on fixed assets included in the asset group during the three months ended June 30, 2017. Further, as of June 30, 2017, the Company reduced the estimated remaining life of the intangible asset and related fixed assets to three months, based upon the most likely scenario used in the impairment analysis.

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	June 30, 2017	December 31, 2016
Intangible asset, gross	$28,259	$28,259
Accumulated amortization	(11,482)	(9,608)
Impairment charge	(8,456)	—
Intangible asset, net	$8,321	$18,651

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of June 30,	As of December 31,
	2017	2016
Employee related	$1,393	$2,072
Professional services	110	117
Other	358	383
Total accrued expenses and other current liabilities	$1,861	$2,572

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	As of June 30,	As of December 31,
	2017	2016
Current
Deferred payments, gross	$2,000	$2,076
Imputed interest	(62)	(154)
Deferred payments, net	$1,938	$1,922
Long-term
Deferred payments, gross	$—	$1,136
Imputed interest	—	(8)
Deferred payments, net	$—	$1,128
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In the three and six months ended June 30, 2017, the Company recorded approximately $0.04 million and $0.1 million, respectively, and in the three and six months ended June 30, 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
Gen-Probe license amendment
The Second License Amendment to the license agreement with Gen-Probe detailed in Note 7 includes a $5.0 million payment due on January 1, 2018 and a $5.0 million payment due on January 1, 2020. Under the terms of the Second License Amendment, no interest payments are required and no interest rate is stated. The Company determined that imputed interest should be calculated and recognized in accordance with ASC-835, and the payments are recorded in Deferred payments on the Balance Sheet at their present value based upon a 7.6% interest rate for the payment due on January 1, 2018 and a 9.0% interest rate for the payment due on January 1, 2020. The difference between the present value and the amount payable is accreted to Deferred payments over the respective term with a corresponding charge to Interest expense. Pursuant to the Third License Amendment, which was entered into with Gen-Probe on August 16, 2017, the two payments of $5.0 million were reduced to one single payment of $2.5 million due in 2017. See Note 18 for further details.

10. NOTES PAYABLE

In November 2013, the Company entered into a loan and security agreement (the 'Comerica Loan") with Comerica Bank (“Comerica”) in which it borrowed $5.0 million. The interest under the loan accrues at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. As of June 30, 2017, the rate was 7.65%. Additionally, the Comerica Loan contains various covenants that limit the Company’s ability to engage in specified types of transactions, including limiting the Company’s ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, the Company’s Common Stock; and enter into certain transactions with affiliates. The Company has been in compliance with all requirements since originally entering into the Comerica Loan.

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of June 30, 2017, the entire remaining balance of $5.0 million has been classified as Notes payable, current on the Balance Sheet, although only $4.0 million is due within one year. The remaining $1.0 million has also been classified as Notes payable, current because the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of the debt based on subjective factors regarding the Company’s business and performance.

11. COMMITMENTS AND CONTINGENCIES
Operating Leases

In April 2017, the Company amended the lease for its Warren, NJ laboratory and office space. The amendment provides for the termination of the lease of laboratory space and for extending the lease on office space through June 2023. The termination and extension resulted in additional future commitments of approximately $1.4 million. There have been no other significant changes to the Company’s operating leases as disclosed in the Company’s most recent audited financial statements.

Commitments

During the six months ended June 30, 2017, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements except as it relates to the reduction in commitments under the Third License Amendment entered into with Gen-Probe on August 16, 2017 previously noted. See Note 18 for further details.

Contingent liabilities

In addition to the commitments disclosed in the Company’s most recent audited financial statements, the Second License Amendment to the license agreement with Gen-Probe detailed in Note 9 provided for additional milestone payments of up to $6.0 million which will further reduce the royalty rate paid. Such payments were removed under the terms of the Third License Amendment entered into on August 16, 2017. See Note 18 for further details.

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Pursuant to the Private Securities Litigation Reform Act of 1995, the court appointed Stanley Yedlowski as lead plaintiff and The Rosen Law Firm as lead counsel on April 21, 2015. The lead plaintiff then filed an amended complaint, captioned Stanley Yedlowski v. Roka Bioscience, Inc., Case No. 14-cv-8020, on June 23, 2015. The amended complaint pled Securities Act claims on behalf of persons and entities who had purchased or otherwise acquired Roka securities pursuant or traceable to the IPO Registration Statement during an extended putative class period, running from July 17, 2014 through March 26, 2015. The amended complaint alleged that the Registration Statement was false or misleading in that it failed to disclose that the Company’s customers purportedly were experiencing false positives and other usage issues with the Company’s Listeria assays apparently arising from the customers’ employees’ inability to follow the Company’s Listeria assay workflow. The amended complaint alleged that the full extent of the purported misstatements and omissions was not revealed until March 26, 2015. Defendants filed a motion on August 25, 2015 to dismiss the amended complaint, and plaintiffs filed an opposition to that motion on October 9, 2015. The parties entered into a settlement agreement, which was approved by the court in December 2016, to pay approximately $3.3 million. As of June 30, 2017, all payments have been made in accordance with the settlement agreement and the corresponding receivable and liability are no longer recorded on the Company's Balance Sheet.

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
In addition to the above noted financial instruments, as discussed in Note 7, the Company's intangible asset and certain fixed assets have been impaired during the three months ended June 30, 2017 and are recorded at approximate fair market value as of that date.
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at June 30, 2017 and December 31, 2016 (amounts in thousands):

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of June 30, 2017
Financial Assets:
Money market deposit accounts	$2,284	$2,284	—	—
As of December 31, 2016
Financial Assets:
Money market deposit accounts	$7,712	$7,712	—	—
Financial Assets Carried at Amortized Cost
As of June 30, 2017
Short-term marketable securities	$8,977	$4,692	4,296	—
As of December 31, 2016
Short-term marketable securities	$16,001	$7,080	8,911	—
A portion of the Company’s cash and cash equivalents are held in money market deposit accounts and a portion of the Company's short-term marketable securities are United States treasury bills, each of which are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The Company's short-term marketable securities not classified within Level 1 of the fair value hierarchy are comprised of commercial paper, U.S. government-related debt, and corporate debt securities, all of which are classified as  Level 2 within the fair value hierarchy. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from its investment manager, which utilizes industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. There have been no transfers between levels during the reporting period.

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

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$125	$170	$229	$380
Restricted stock	$231	$185	$395	$370

The Company granted approximately 411,000 stock options and 5,000 shares of restricted stock during the six months ended June 30, 2017, valued at approximately $1.0 million and $0.02 million, respectively. The Company granted approximately 100,000 stock options and 2,500 shares of restricted stock, valued at $0.6 million and $0.01 million, respectively, during the six months ended June 30, 2016.
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

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the Six Months Ended June 30,
	2017	2016
Expected life in years	5.5-6.2	5.5-6.2
Interest rate	1.86%-2.11%	1.27%-1.92%
Volatility	85% - 89%	80% - 88%
Dividend yield	—	—
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

15. WARRANTS
As of June 30, 2017, there were 3,469,233 warrant shares outstanding with a weighted average exercise price of $7.12 per share.
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
Warrants Issued Subsequent to IPO
In connection with the First Amendment to the Comerica Loan on May 29, 2015, and the Second Amendment to the Comerica Loan on April 6, 2017, the Company issued additional warrants to Comerica to purchase up to an aggregate of 5,227 shares and 8,403 shares, respectively. The warrants issued in connection with the Second Amendment, have an exercise price of $3.57 per share and the warrants issued to Comerica under the original loan and the first amendment were modified in conjunction with the second amendment to have an exercise price of $3.57 per share.
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

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss applicable to common shareholders (thousands)	$(17,754)	$(7,560)	$(25,358)	$(15,736)
Basic and diluted weighted average common shares outstanding	4,987,673	1,753,729	4,986,603	1,753,185
Basic and diluted loss per share	$(3.56)	$(4.31)	$(5.09)	$(8.98)

As the Company incurred a loss for the three and six months ended June 30, 2017 and 2016, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. Had the Company not incurred a loss, the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for stock options and warrants on the weighted-average number of Common Stock shares outstanding would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	4,987,673	1,753,729	4,986,603	1,753,185
Dilutive effect of unvested restricted stock	—	921	542	461
Basic weighted average shares outstanding had the Company not incurred a loss	4,987,673	1,754,650	4,987,145	1,753,646
Dilutive effect of warrants	—	—	—	—
Dilutive effect of stock options	107	32	53	34
Diluted weighted average shares outstanding had the Company not incurred a loss	4,987,780	1,754,682	4,987,198	1,753,680

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During each of the six months ended June 30, 2017, and the six months ended June 30, 2016, the Company had multiple customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Customer A	$939	$702
Customer B	$872	$1,113
Customer C	$478	*
Customer D	*	$348

18. SUBSEQUENT EVENTS

ROKA BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On August 16, 2017, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) with Rokabio, Inc. (the “Buyer”), a newly formed subsidiary of Institute for Environmental Health (“IEH” or the “Buyer”), providing for the sale of substantially all of the assets of the Company in an all-cash transaction for an aggregate purchase price of $17.5 million, subject to certain adjustments set forth in the Asset Purchase Agreement (the “Asset Sale”).
On August 16, 2017, the Company entered into the Third License Amendment with Gen-Probe. The Third License Amendment provides that, among other things, the Company’s obligation to make milestone payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020 shall be reduced to a single $2.5 million milestone payment payable in August 2017. In the event the Company fails to make such $2.5 million milestone payment to Hologic, the Buyer may be entitled to make the payment upon closing of the Asset Sale, in which case the purchase price payable to the Company at closing would be reduced by $2.5 million to $15.0 million.
Pursuant to the terms of the Asset Purchase Agreement, the Company is required to provide transition services to the Buyer for a period of time following the closing of the Asset Sale through the earlier of (i) December 31, 2017 and (ii) the date as of which the Company has provided Buyer with an aggregate of 900,000 assay tests (the “Transition Period”). IEH has guaranteed all obligations of Buyer under the Asset Purchase Agreement, including the obligation to pay the purchase price.
The closing of the Asset Sale is subject to certain customary conditions, including the receipt of consent of the Company’s lender and approval by the Company’s stockholders of the transactions contemplated by the Asset Purchase Agreement. As part of the transaction, the Company will be required to make a $2.5 million milestone payment pursuant to its license agreement with Hologic, Inc.
The Company may terminate the Asset Purchase Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal (as defined in the Asset Purchase Agreement) and that it is required to terminate the Asset Purchase Agreement in order to comply with its fiduciary duties, and otherwise complies with certain terms of the Asset Purchase Agreement.  In connection with such termination or a termination after the Company’s stockholders have approved the Asset Purchase Agreement, the Company must pay a termination fee of $770,000 to the Buyer.  In addition, the Asset Purchase Agreement contains certain other termination rights for the Company.
Assuming stockholder approval of the Asset Sale and the plan of liquidation, liquidating distributions, in an amount to be determined, are expected to begin shortly after the completion of the Transition Period. The Company is analyzing the amount of liquidating distributions expected to be available for distribution to stockholders after payment of the Company’s liabilities, including the $2.5 million payment under the license agreement, repayment of the Company’s outstanding bank debt, the payment of expenses to be incurred for the operation of the business through the Transition Period, and the payment of expenses incurred in connection with the Asset Sale and winding down of the Company’s operations, and other liabilities incurred by the Company through such expected dissolution.
The Company cannot assure you that the conditions to the closing of the transactions contemplated by the Asset Purchase Agreement will be satisfied, or that the transactions will be completed. In the event the Company does not successfully complete the transactions contemplated by the Asset Purchase Agreement or complete a transaction resulting from a Superior Proposal, the Company will have limited options for financing its ongoing operations and will likely cease its operations or file for bankruptcy protection.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

•
the ability to complete the sale of substantially all of the assets (the "Asset Sale") pursuant to the definitive agreement (the “Asset Purchase Agreement”) with Rokabio, Inc., a newly formed subsidiary of Institute for Environmental Health, providing for the sale of substantially all of the Company's assets;

•
the amount of liquidating distributions available for distribution to stockholders after payment of the Company’s liabilities, including the $2.5 million payment under the license agreement, repayment of the Company’s outstanding bank debt, the payment of expenses to be incurred for the operation of the business through the Transition Period, and the payment of expenses incurred in connection with the Asset Sale and winding down of the Company’s operations, and other liabilities incurred by the Company through such expected dissolution;

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
Our commercial success is dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle is lengthy, often lasting longer than 12 months, which makes it difficult for us to accurately forecast revenue and other operating results. Through June 30, 2017, we have installed 59 Atlas instruments pursuant to commercial agreements, and for the six months ended June 30, 2017, we generated approximately $4.2 million in revenue, which was derived from a small number of customers. Since our inception in 2009, we have devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of June 30, 2017, our accumulated deficit was $233.5 million.
On August 16, 2017, we entered into a definitive agreement, providing for the sale of substantially all of the assets of the Company in an all-cash transaction. Subject to approval by our shareholders, and completion of certain obligations to provide services to the buyer of our assets in a transition period, which is expected to end no later than December 31, 2017, we expect to liquidate the Company with liquidating distributions, in an amount to be determined, to begin shortly after the completion of the transition period.
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
In addition to sales of our Atlas Detection Assays, we generate limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offer our Atlas instruments for sale, however during the six months ended June 30, 2017, we did not sell any Atlas instruments.
Potential customers for our products typically need to commit significant time and resources to evaluate our products, due to the nature and cost of our products and their impact on the potential customers’ businesses. To date, it has been difficult for us to accurately project revenues and other operating results due to these and other factors. In addition, the revenue generated from sales of our Atlas Detection Assays may fluctuate from time to time due to changes in the testing volumes of our customers. Upon closing of the agreement to sell our assets, but no later than December 31, 2017, we will no longer generate any revenues.
During the six months ended June 30, 2017, we placed nine instruments with customers, but also took back three instruments which were previously placed with customers. The three instruments we took back were not being utilized and therefore we do not expect their return will have a negative impact on our future revenue.

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
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into a second amendment to our license agreement with Gen-Probe, the "Second License Amendment". Under the Second License Amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. Under the Second License Amendment we were required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through the end of the estimated remaining life of the technology asset. In addition to the payments outlined above, the Second License Amendment provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid. In August

2017, we entered into a third amendment to our license agreement with Gen-Probe, the "Third License Amendment". Under the Third License Amendment, the two $5.0 million payments along with the additional milestone payments of up to $6.0 million were reduced to a single payment of $2.5 million to be made in the third quarter of 2017.
We assess our intangible and other long-lived assets for impairment whenever events or other changes in circumstances suggest that the carrying value of an asset group may not be recoverable based on its undiscounted future cash flows. During the second quarter of 2017, due to revenues and customer acquisitions falling below our previous projections, we prepared revised projections for revenue and expenses. Compared to our previous projections, the revised projections indicated reduced revenue from sales of our products, which indicated continued cash flow losses. Additionally, a decision was made to pursue a sale of the Company or its assets. Based on these facts and events described above, we determined a triggering event had occurred, requiring an assessment of whether the asset group was impaired as of June 30, 2017.

We completed our assessment of the asset group, which includes the intangible asset, for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections. Based on the cash flow projections associated with the asset group, we determined that the asset group was impaired as of June 30, 2017. Based on the impairment assessment, we recognized an $11.6 million impairment charge to the asset group during the three months ended June 30, 2017, of which $8.5 million was allocated to the intangible asset. If we are unable to close a sale of the Company or its assets, we may recognize a further non-cash impairment charge with respect to the asset group including our intangible asset and other long-lived assets in future periods.

Other Income (Expenses)
Interest Income (Expense), net
Interest income is derived from cash and cash equivalents held with our banking institution as well as our short-term marketable securities. Interest income fluctuates based on the current interest rate available from our banking institution and the amount of funds held in cash accounts and marketable securities. Interest expense for the periods presented is associated with the debt outstanding under the loan and security agreement we entered into in November 2013 with Comerica Bank and its subsequent amendments, the two individual $5.0 million payments due to Gen-Probe on January 1, 2018 and January 1, 2020, respectively, under the terms of the royalty reduction option exercised under the terms of the amendment to our license agreement, as well as the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments. See “—Liquidity and Capital Resources” below for further details.
Our interest expense has decreased as the balances due on our Comerica loan and under the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments have been paid down. However, our interest expense may increase if the variable interest rate under the Comerica loan increases.

Results Of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$2,141	$1,824	$317	17%
Operating Expenses
Cost of revenue	2,236	2,048	188	9%
Research and development	1,330	1,496	(166)	(11)%
Selling, general and administrative	3,419	4,495	(1,076)	(24)%
Amortization of intangible asset	937	939	(2)	—%
Impairment of long-lived assets	11,641	—	11,641	—%
Total operating expenses	19,563	8,978	(1,056)	(12)%
Loss from operations	(17,422)	(7,154)	1,373	(19)%
Other (expense) income:
Interest income (expense), net	(317)	(404)	87	(22)%
Net loss	$(17,754)	$(7,560)	$(10,194)	135%
Revenue
Revenue increased by $0.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, we sold 248,000 Atlas Detection Assays compared to 215,000 during the three months ended June 30, 2016.
As of June 30, 2017, we had 59 instruments placed with customers under commercial agreements, compared to 46 instruments as of June 30, 2016. For the three months ended June 30, 2017, the average revenue per instrument placed under commercial agreements was approximately $38,000, compared to $41,000 for the three months ended June 30, 2016. This decrease was due to the timing of additional instrument placements towards the end of the second quarter in 2017. During the three months ended June 30, 2017, three customers each accounted for more than 10% of revenues and generated approximately $1.1 million of revenue compared to three customers who generated $1.1 million of revenue in the three months ended June 30, 2016.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.2 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was primarily due to higher sales volumes of Atlas Detection Assays. Cost of revenue, as a percentage of revenue, decreased in the three months ended June 30, 2017 compared to 2016 due to better utilization of our manufacturing capacity.
Research and Development
Research and development expense decreased by $0.2 million to $1.3 million for the three months ended June 30, 2017, from $1.5 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease of $0.1 million in payroll related expenses driven by a headcount reduction effectuated in the first quarter of 2017.

Selling, General and Administrative
Selling, general and administrative expense decreased by $1.1 million, to $3.4 million for the three months ended June 30, 2017, from $4.5 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in payroll and travel related expenses of approximately $0.9 million, primarily driven by a headcount reduction effectuated in the first quarter of 2017 and a decrease in depreciation by approximately $0.1 million.
Amortization of intangible assets

Amortization of intangibles was unchanged for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Impairment of long-lived assets
During the three months ended June 30, 2017 we recognized an impairment of $11.6 million on certain long-lived assets including our intangible asset. No impairments were recorded during the three months ended June 30, 2016.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.1 million to $0.3 million for the three months ended June 30, 2017, from net interest expense of $0.4 million for the three months ended June 30, 2016. The decrease was primarily due to the decreased debt principal outstanding under our loan and security agreement with Comerica.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$4,179	$3,451	$728	21%
Operating Expenses
Cost of revenue	4,346	4,124	222	5%
Research and development	2,694	3,483	(789)	(23)%
Selling, general and administrative	8,339	8,880	(541)	(6)%
Amortization of intangible asset	1,874	1,879	(5)	—%
Impairment of long-lived assets	11,641	—	11,641	—%
Total operating expenses	28,894	18,366	10,528	57%
Loss from operations	(24,715)	(14,915)	(9,800)	66%
Other (expense) income:
Interest income (expense), net	(628)	(822)	194	(24)%
Net loss	$(25,358)	$(15,736)	$(9,622)	61%
Revenue
Revenue increased by $0.7 million, to $4.2 million for the six months ended June 30, 2017, from $3.5 million, for the six months ended June 30, 2016, primarily as a result of increased demand for our Atlas Detection Assays and the sale of one Atlas instrument. During the six months ended June 30, 2017, we sold 496,000 Atlas Detection Assays compared to 412,000 in the six months ended June 30, 2016.
As of June 30, 2017, we had 59 instruments placed with customers under commercial agreements, compared to 46 instruments as of June 30, 2016. For the six months ended June 30, 2017, the average revenue per instrument placed under commercial agreements was approximately $75,000, compared to $79,000 for the six months ended June 30, 2016. This decrease was due to the timing of additional instrument placements towards the end of the second quarter in 2017. Our three largest customers, which each accounted for more than 10% of revenues, generated approximately $2.3 million of revenue in the six months ended June 30, 2017, compared to $2.2 million in the six months ended June 30, 2016.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to higher sales volumes of Atlas Detection Assays. Cost of revenue, as a percentage of revenue, decreased in the six months ended June 30, 2017 compared to 2016 due to better utilization of our manufacturing capacity.

Research and Development
Research and development expense decreased by $0.8 million, to $2.7 million for the six months ended June 30, 2017, from $3.5 million for the six months ended June 30, 2016. The decrease was primarily driven by a decrease in external development services of approximately $0.4 million, a $0.3 million decrease in payroll related expenses and a $0.1 million decrease in supplies.

Selling, General and Administrative
Selling, general and administrative expense decreased by $0.6 million, to $8.3 million for the six months ended June 30, 2017, from $8.9 million for the six months ended June 30, 2016. Payroll and travel related expenses decreased by approximately $0.4 million, depreciation decreased by approximately $0.1 million and promotional activities decreased by approximately $0.1 million. These decreases were partially offset by an increase of $0.1 million in consulting services.
Amortization of intangible assets
Amortization of intangibles was unchanged for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Impairment of long-lived assets
During the six months ended June 30, 2017 we recognized an impairment of $11.6 million on certain long-lived assets including our intangible asset. No impairments were recorded during the six months ended June 30, 2016
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.2 million to $0.6 million for the six months ended June 30, 2017, from net interest expense of $0.8 million for the six months ended June 30, 2016. The decrease was primarily due to the decreased principal outstanding during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of additional principal payments.

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
We have incurred negative cash flows from operating and investment activities since our inception in 2009 and we expect to continue to incur negative cash flows from operating activities until we achieve a significant increase in our revenue. Since inception, we have devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe, as well as development of molecular chemistry and a small volume instrument. At June 30, 2017, we had cash and cash equivalents of $2.4 million and marketable securities of $9.0 million and an accumulated deficit of $233.5 million On August 16, 2017, the Company entered into the Asset Purchase Agreement, providing for the sale of substantially all of the assets of the Company. See “Item 5. Other Information.”
The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016, respectively (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(11,501)	$(12,604)
Net cash provided by (used in) investing activities	6,932	20,547
Net cash provided by (used in) financing activities	(1,871)	(2,472)
Net increase / (decrease) in cash and cash equivalents	$(6,440)	$5,471

Operating Activities
Net cash used in operating activities was $11.5 million for the six months ended June 30, 2017 and resulted from a $25.4 million net loss and $2.3 million net changes in operating assets and liabilities, partially offset by $16.1 million in non-cash items, principally depreciation and amortization, share-based compensation expense, provisions for inventory and non-cash interest expense.  Net cash used in operating activities was $12.6 million for the six months ended June 30, 2016 and resulted from an $15.7 million net loss and $1.7 million net changes in operating assets and liabilities, partially offset by $4.8 million in non-cash items, principally depreciation and amortization, share-based compensation expense and non-cash interest expense.
Investing Activities
Net cash provided by investing activities was $6.9 million for the six months ended June 30, 2017 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities was $20.5 million during the six months ended June 30, 2016 and was primarily the result of maturities of marketable securities that were not reinvested.
Financing Activities
Net cash used in financing activities was $1.9 million for the six months ended June 30, 2017 and consisted primarily of principal payments under our loan and security agreement with Comerica Bank of $1.0 million and payments to Gen-Probe for amounts deferred under our supply agreement of $0.8 million. Net cash used in financing activities for the six months ended June 30, 2016 was $2.5 million and consisted primarily of principal payments under our loan and security agreement with Comerica Bank of $2.0 million and payments to Gen-Probe for amounts deferred under our supply agreement of $0.5 million.
Operating Capital Requirements
We have limited capital resources, have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we devote substantially all of our efforts on commercialization of our products and continued product development. We expect future operating, investment and financing activities to be funded by our product revenue, our existing cash and cash equivalents, and from cash raised through the Asset Purchase Agreement. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund remaining operations through the end of 2017. Our liquidity requirements will be negatively impacted if we are unable to close the Asset Sale, changes to our business plan, a lengthier sales cycle, lower demand for our products or other risks described elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016. Liquidity requirements through the end of 2017 include interest and principal payments on our outstanding debt and a payment to Gen-Probe of $2.5 million in August 2017. These factors create substantial doubt about our ability to continue as a going concern. Our liquidity requirements have and will continue to consist of sales, marketing, research and development expenses, capital expenditures, working capital and general corporate expenses. Our future liquidity requirements will also include general and administrative expenses, such as insurance costs and professional fees associated with being a public company.
Assuming stockholder approval of the Asset Sale and the plan of liquidation, liquidating distributions, in an amount to be determined, are expected to begin shortly after the completion of the Transition Period. The Company is analyzing the amount of liquidating distributions expected to be available for distribution to stockholders after payment of the Company’s liabilities, including the $2.5 million payment under the license agreement, repayment of the Company’s outstanding bank debt, the payment of expenses to be incurred for the operation of the business through the Transition Period, and the payment of expenses incurred in connection with the Asset Sale and winding down of the Company’s operations, and other liabilities incurred by the Company through such expected dissolution.
The Company cannot assure you that the conditions to the closing of the transactions contemplated by the Asset Purchase Agreement will be satisfied, or that the transactions will be completed. In the event the Company does not successfully complete the transactions contemplated by the Asset Purchase Agreement or complete a transaction resulting from a Superior Proposal, the

Company will have limited options for financing its ongoing operations and will likely cease its operations or file for bankruptcy protection.

These statements regarding our future liquidity requirements are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of this Form 10-Q and our most recent Annual Report on Form 10-K. We have based our estimates regarding our future liquidity requirements on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect.
Term Loan and Security Agreement
In November 2013, we entered into loan and security agreement with Comerica Bank ("Comerica").
Under the terms of the loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 7.65% as of June 30, 2017.
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
Pursuant to the Comerica Amendment we were required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of June 30, 2017 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
As of June 30, 2017, we had $5.0 million outstanding under the amended Comerica Loan. We may prepay the loan to Comerica, in full or in part at any time, provided that no event of default has occurred and is continuing.
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
Warrants Issued Subsequent to IPO

In connection with the First Amendment to the Comerica Loan on May 29, 2015, and the Second Amendment to the Comerica Loan on April 6, 2017, we issued additional warrants to Comerica to purchase up to an aggregate of 5,227 shares and 8,403 shares, respectively. The warrants issued in connection with the Second Amendment, have an exercise price of $3.57 per share and the warrants issued to Comerica prior to the second amendment were modified in conjunction with the Second Amendment to have an exercise price of $3.57 per share.
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
As of June 30, 2017, there are 3,469,233 warrant shares outstanding with a weighted average exercise price of $7.12 per share. The Comerica and TriplePoint warrants have the same piggyback registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement"), dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000, provided, however, that in no event shall we issue or sell through Cantor Fitzgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof). We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, we must pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and reimburse Cantor Fitzgerald for certain specified expenses.  As of August 14, 2017, we had not sold any shares under this Sales Agreement, and we had $6.75 million remaining in aggregate offering price available under the Sales Agreement, provided, however, that in no event shall we issue or sell through Cantor Fitzgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof).

Contractual Obligations and Commitments
For the six months ended June 30, 2017, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2016, except for the amendment to our corporate office lease, which resulted in approximately $1.4 million of additional future commitments. Additional amounts due to the amendment are reflected in the table below. The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$12,000	$7,000	$5,000	$—	$—
Operating lease obligations(2)	3,634	891	1,914	547	282
Purchase obligations(3)	575	575	—	—	—
Notes payable(4)	5,040	5,040	—	—	—
Total contractual obligations	$21,249	$13,506	$6,914	$547	$282

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of June 30, 2017 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $1.9 million on the Balance Sheet as of June 30, 2017. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments. Additionally, amounts due in less than one year includes the $5.0 million lump-sum payments payable to Gen-Probe on January 1, 2018 and amounts due beyond one year represent the $5.0 million lump-sum payment payable to Gen-Probe on January 1, 2020 in accordance with the amendment to our licensing agreement discussed in "Results of Operations". Such amounts are recorded at their present values of $4.8 million and $4.0 million as current and non-current liabilities, respectively, on the Balance Sheet as of June 30, 2017.

Amounts reflected in this table do not consider the reductions to the two $5.0 million lump-sum payments payable to Gen-Probe under the third license amendment entered into on August 16, 2017.

(2)	Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Warren, NJ and our facility in San Diego, CA.

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

(4)
Such amounts include the total principal outstanding at June 30, 2017 of $5.0 million and final payment fees of $0.04 million, of which approximately $4.0 million is due within one year from the Balance Sheet date. The remaining amounts are shown as being due in less than one year as our loan agreement contains a material adverse change clause which allows the lender to call the debt based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to be approximately $0.1 million during the remainder of 2017.

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

As of June 30, 2017, our cash and cash equivalents of $2.4 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of June 30, 2017, we had $9.0 million of marketable securities classified as held-to-maturity on our balance sheet which had a fair value of $17.5 million. As our intention is to hold these investments through maturity, any interest rate fluctuation changing the fair value of such marketable securities would only be realized if we sold the investments prior to maturity.
As of June 30, 2017, we had $5.0 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2017 except as noted below.

There can be no guarantees that the Asset Sale will be completed and, if not completed, we may have to file for bankruptcy and liquidation.
        The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Asset Sale by our lender and our stockholders. We cannot guarantee that the closing conditions set forth in the Asset Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in Buyer's favor or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Asset Sale. If the Asset Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale and may include a bankruptcy and liquidation of the Company.
We cannot assure you the amount of liquidating distributions, if any, that will be made to our stockholders or the exact timing of distributions.
Our liquidation, dissolution and winding up process will be subject to uncertainties. The amount and timing of any liquidating distribution to our stockholders will depend on the following factors, among others:

•	Whether any potential claimants against us and currently unknown to us could present claims relating to our pre-dissolution operations that we may ultimately have to satisfy;

•
The costs we may have to incur to defend new claims and claims existing as of the date of this proxy statement, including possible claims against us relating to our dissolution and possible tax audits;

•	The payment of our outstanding bank debt and the $2.5 million under our license agreement;

•	The payment of expenses to be incurred for the operation of the business through the Transition Period;

•	The payment of expenses incurred in connection with the Asset Sale and our severance obligations;

•
The amounts that we will need to pay for general administrative and overhead costs and expenses as an operating company before our dissolution and the amounts that we will need to pay in connection with our post-dissolution survival period;

•
The costs attendant on us as a publicly held reporting company under SEC regulations, including legal and auditing fees, especially if we are unable to obtain relief from requirements to continue preparing and filing our annual, quarterly and current reports; and

•	How much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid.
We will continue to incur expenses that will reduce any amounts available for distribution to our stockholders.
Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and offices expenses will continue to be incurred by us as we wind down. We cannot estimate what the aggregate of these expenses will be, but they will reduce the amount of funds available for distribution to our stockholders.

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
Use of Proceeds
On July 16, 2014, our registration statement on Form S-1 (File No. 333-196135) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 5,000,000 shares of our common stock at a price to the public of $12.00 per share. BofA Merrill Lynch and Leerink Partners acted as joint book-running managers for the offering. Cowen and Company and Wedbush PacGrow Life Sciences acted as co-managers. On July 22, 2014, we closed the sale of 5,000,000 shares, resulting in net proceeds to us of $53.2 million after deducting underwriting discounts and commissions and other offering expenses of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of June 30, 2017, we have used all $53.2 million of the net proceeds from our initial public offering, of which $8.0 million was paid to Gen-Probe pursuant to the terms of the second amendment to our license agreement with Gen-Probe and the remaining $45.2 million was used in operating activities including the commercialization of our Atlas Detection Assays and ongoing research and development activities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 17, 2014 pursuant to Rule 424(b).
Issuer Repurchases of Equity Securities

None.

ITEM 5. OTHER INFORMATION

On August 16, 2017, the Company entered into the Amendment to its license agreement with Hologic. The Amendment provides that, among other things, the Company’s obligation to make milestone payments of $5.0 million in January 2018 and $5.0 million in January 2020 shall be reduced to a single $2.5 million milestone payment due in August 2017. In the event the Company fails to make such $2.5 million milestone payment to Hologic, the Buyer may be entitled to make the payment upon closing of the Asset Sale, in which case the purchase price payable to the Company at closing would be reduced by $2.5 million to $15.0 million.
On August 16, 2017, the Company entered into the Asset Purchase Agreement with the Buyer, providing for the sale of substantially all of the assets of the Company in an all-cash transaction for an aggregate purchase price of $17,500,000, subject to certain adjustments set forth in the Asset Purchase Agreement. IEH’s focus is to provide comprehensive risk management services to the food industry. In addition, the IEH family of companies is involved in the production and distribution of reagents, supplies, test kits and equipment to food testing laboratories and food companies. The IEH group operates in the U.S., Canada, Mexico, Germany, Austria, England, China and Australia.
Pursuant to the terms of the Asset Purchase Agreement, the Company is required to provide transition services to the Buyer for a period of time following the closing of the Asset Sale through the earlier of (i) December 31, 2017 and (ii) the date as of which the Company has provided Buyer with an aggregate of 900,000 assay tests (the “Transition Period”). IEH has guaranteed all obligations of Buyer under the Asset Purchase Agreement, including the obligation to pay the purchase price.
The closing of the Asset Sale is subject to certain customary conditions, including the receipt of consent of the Company’s lender and approval by the Company’s stockholders of the transactions contemplated by the Asset Purchase Agreement. As part of the transaction, the Company will be required to make a $2.5 million milestone payment pursuant to its license agreement with Hologic, Inc.
The Company may terminate the Asset Purchase Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal (as defined in the Asset Purchase Agreement) and that it is required to terminate the Asset Purchase Agreement in order to comply with its fiduciary duties, and otherwise complies with certain terms of the Asset Purchase Agreement.  In connection with such termination or a termination after the Company’s stockholders have approved the Asset Purchase Agreement, the Company must pay a termination fee of $770,000 to the Buyer.  In addition, the Asset Purchase Agreement contains certain other termination rights for the Company.
Assuming stockholder approval of the Asset Sale and a plan of liquidation, liquidating distributions, in an amount to be determined, are expected to begin shortly after the completion of the Transition Period. The Company is analyzing the amount of liquidating distributions expected to be available for distribution to stockholders after payment of the Company’s liabilities, including the $2.5 million payment under the license agreement, repayment of the Company’s outstanding bank debt, the payment of expenses to be incurred for the operation of the business through the Transition Period, and the payment of expenses incurred in connection with the Asset Sale and winding down of the Company’s operations, severance obligations, and other liabilities incurred by the Company through such expected dissolution.
The Company cannot assure you that the conditions to the closing of the transactions contemplated by the Asset Purchase Agreement will be satisfied, or that the transactions will be completed. In the event the Company does not successfully complete the transactions contemplated by the Asset Purchase Agreement or complete a transaction resulting from a Superior Proposal, the Company will have limited options for financing its ongoing operations and will likely cease its operations or file for bankruptcy protection.

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

ROKA BIOSCIENCE, INC.

Date:	August 18, 2017	By: /s/ Mary Duseau
Mary Duseau
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 18, 2017	By: /s/ Lars Boesgaard
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

101*
Interactive Data Files regarding (a) our Condensed Balance Sheets as of June 30, 2017 and December 31, 2016 (b) our Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2017 and 2016, (c) our Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and (d) the Notes to such Condensed Financial Statements.

*	Filed herewith

**	Furnished herewith