Form 10-Q/A
period 2017-06-30
Roka BioScience, Inc.
filed 2017-09-28
CIK 1472343

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

EXPLANATORY NOTE

Roka Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No.1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2017 (the “Original Form 10-Q”), to add the internal control over financial reporting language in the introductory portion of paragraph 4 and 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-Q. Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected Section 302 Certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.

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