Form 10-Q
period 2017-09-30
Sorrento Tech, Inc.
filed 2017-11-13
CIK 1472343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36538

SORRENTO TECH, INC. (Exact name of registrant as specified in its charter)

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 9, 2017 was 5,005,889.

SORRENTO TECH, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
a) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3
b) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and September 30, 2016	4
c) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016	5
d) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016	6
e) Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	36
Item 6. Exhibits	36
SIGNATURES	37

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SORRENTO TECH, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,758	$8,832
Short-term marketable securities	—	16,001
Trade accounts receivable, net of $0 allowance for doubtful accounts	1,024	930
Inventories	4,590	3,739
Prepaid expenses and other current assets	1,537	2,339
Total current assets	8,909	31,841
Property and equipment, net	3,262	7,805
Intangible assets, net	7,383	18,651
Other assets	264	264
Total assets	$19,818	$58,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,314	$1,325
Short-term deferred payments	1,947	1,922
Notes payable, current	—	5,973
Revolving line of credit	610	—
Accrued expenses and other current liabilities	3,266	2,572
Total current liabilities	7,137	11,792
Deferred payments	—	9,620
Other long-term liabilities	220	267
Total liabilities	7,357	21,679
Commitments and Contingencies (See Note 11)
Common stock, $0.001 par value:
500,000,000 shares of Common Stock authorized; 5,011,785 shares issued and 5,005,889 shares outstanding, respectively at September 30, 2017; 5,008,290 shares issued and 5,002,718 shares outstanding at December 31, 2016	5	5
Additional paid-in capital	245,974	245,100
Treasury stock, at cost: 5,896 shares at September 30, 2017 and 5,572 at December 31, 2016	(84)	(84)
Accumulated deficit	(233,434)	(208,139)
Total stockholders’ equity	12,461	36,882
Total liabilities and stockholders’ equity	$19,818	$58,561
The accompanying notes are an integral part of these consolidated financial statements

SORRENTO TECH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss)
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$1,908	$1,885	$6,087	$5,336
Operating expenses:
Cost of revenue	2,354	1,984	6,700	6,108
Research and development	738	1,623	3,432	5,107
Selling, general and administrative	4,054	4,533	12,393	13,413
Amortization of intangible assets	937	939	2,811	2,818
Impairment of long-lived assets	—	—	11,641	—
Gain on settlement of deferred payments	(6,457)	—	(6,457)	—
Total operating expenses	1,626	9,079	30,520	27,446
Income (loss) from operations	282	(7,194)	(24,433)	(22,110)
Other income (expense):
Interest income (expense), net	(221)	(379)	(849)	(1,200)
Profit (loss) before income taxes	61	(7,573)	(25,282)	(23,310)
Income tax provision (benefit)	(2)	16	13	14
Net income (loss) and comprehensive income (loss)	$63	$(7,589)	$(25,295)	$(23,324)
Deemed dividend applicable to beneficial conversion feature of Series A preferred stock	—	(1,878)	—	(1,878)
Net loss applicable to common shareholders	63	(9,467)	(25,295)	(25,202)
Net Earnings (Loss) per Common Share:
Basic	$0.01	$(5.39)	$(5.07)	$(14.37)
Diluted	$0.01	$(5.39)	$(5.07)	$(14.37)
Weighted average common shares outstanding used in computing net earnings (loss) per common share:
Basic	4,989,801	1,754,608	4,987,412	1,753,663
Diluted	4,989,801	1,754,608	4,987,412	1,753,663
The accompanying notes are an integral part of these financial statements

SORRENTO TECH, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)
(amounts in thousands except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	1,786,325	$18	$(79)	$214,578	$(169,604)	$44,913
Issuance of restricted shares to employees, net of shares withheld for taxes	—	—	2,094	—	(5)	—	—	(5)
Issuance of warrants						8,880		8,880
Issuance of preferred stock	22,500	12,396						12,396
Adjustment of preferred stock for beneficial conversion		(7,748)				7,748		—
Exercise of options for Common Stock	—	—					—	—
Stock-based compensation expense	—	—	—	—	—	1,485	—	1,485
Deemed dividend		7,748					(7,748)	—
Conversion of convertible preferred stock into Common Stock	(22,500)	(12,396)	3,214,299	(13)		12,409	—	—
Net loss	—	—	—	—	—	—	(30,787)	(30,787)
Balance at December 31, 2016	—	$—	5,002,718	$5	$(84)	$245,100	$(208,139)	$36,882
Issuance of restricted shares to employees, net of shares forfeited or withheld for taxes	—	—	3,171	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	870	—	870
Net loss	—	—	—	—	—	—	(25,295)	(25,295)
Balance at September 30, 2017	—	—	5,005,889	$5	$(84)	$245,974	$(233,434)	$12,461
The accompanying notes are an integral part of these consolidated financial statements

SORRENTO TECH, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(25,295)	$(23,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,213	4,500
Impairment of long-lived assets	11,641	—
Loss on disposal of property and equipment	25	—
Gain on settlement of deferred payments	(6,457)	—
Provisions for inventory	666	674
Share-based compensation expense	870	1,134
Non-cash interest expense	639	799
Changes in operating assets and liabilities:
Accounts receivable	(93)	(293)
Inventories	(1,517)	(400)
Prepaid expenses and other assets	880	(472)
Accounts payable and accrued expenses	257	(1,374)
Other liabilities	(46)	(35)
Net cash used in operating activities	(14,217)	(18,791)
Cash flows from investing activities
Purchases of property and equipment	(69)	(249)
Proceeds from sale of property and equipment	—	60
Purchase of marketable securities	(2,987)	(19,027)
Proceeds from maturities of marketable securities	14,979	25,768
Proceeds from sale of marketable securities	3,991	—
Net cash provided by investing activities	15,914	6,552
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock and warrants	—	22,500
Payments for issuance costs of preferred stock and investor warrants	—	(1,026)
Proceeds from revolving line of credit	600	—
Principal repayments	(6,000)	(3,000)
Deferred license payment	(2,500)	—
Payments for issuance costs related to debt	(70)	—
Deferred payments	(801)	(711)
Restricted shares withheld for taxes	—	(5)
Net cash provided by (used in) financing activities	(8,771)	17,758
Net change in cash and cash equivalents	(7,074)	5,519
Cash and cash equivalents, beginning of period	8,832	3,441
Cash and cash equivalents, end of period	$1,758	$8,960
The accompanying notes are an integral part of these consolidated financial statements

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BUSINESS OVERVIEW
Business
Prior to the closing of the sale of substantially all its assets on November 1, 2017, Sorrento Tech, Inc., formerly Roka Bioscience, Inc. (“the Company”) was focused on the development and commercialization of molecular assay technologies for the detection of foodborne pathogens. The Company was established in September 2009 through the acquisition of industrial testing assets and technology from Gen-Probe Incorporated, which was subsequently acquired by Hologic, Inc. (herein referred to as “Gen-Probe”). The Company changed its name from Roka Bioscience, Inc. to Sorrento Tech, Inc. subsequent to the closing of substantially all of its assets on November 1, 2017.
The Company has limited capital resources, has experienced negative cash flows from operations and has incurred net losses since inception. The Company expects to continue to experience negative cash flows from operations and incur net losses in the near term as it devotes substantially all of its efforts on completion of its obligations under the asset purchase agreement discussed in Note 18. Prior to the asset sale, the Company’s business was subject to significant risks and its ability to successfully manufacture and commercialize proprietary products is dependent upon many factors which include, but were not limited to, risks and uncertainties associated with materials, manufacturing scale-up, retention of key personnel, customer acceptance and competition. In addition, the Company’s debt agreement related to its revolving line of credit contains certain clauses which allow the lender to require repayment of the line of credit based on subjective factors regarding the Company’s business and performance, if those factors are considered a material adverse change by the lender.
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

Asset Sale and Plan of Liquidation

On August 16, 2017, the Company entered into a definitive agreement (the “Asset Purchase Agreement”) with Rokabio, Inc. (the “Buyer”), a newly formed subsidiary of Institute for Environmental Health (“IEH” or the “Buyer”), providing for the sale of substantially all of the assets of the Company (the "Asset Sale"). See Note 18 for further details.

On October 26, 2017, the Company's stockholders approved the Asset Sale. The closing of the Asset Sale was completed on November 1, 2017.

On October 26, 2017, the Company's stockholders approved the winding up and liquidation of the Company pursuant to the terms of the Plan of Complete Liquidation and Dissolution of the Company subsequent to the completion of the transactions contemplated by the Asset Purchase Agreement, including the Company's obligations during the Transition Period (the "Plan of Liquidation"). Based on the terms of the Plan of Liquidation, the Company's board of directors may abandon the dissolution without further action by the stockholders. In the event the Company proceeds with the Plan of Liquidation, the Company expects to make an initial liquidating distribution, in an amount to be determined, after the completion of the Transition Period as defined in Note 18. The Company expects to make multiple liquidation distributions as it winds down its business.
Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. Based upon its current and projected cash flow, the Company notes there is substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company has sold substantially all of its assets which is discussed above and in further detail in Note 18. The Asset Sale is the initial step in a contemplated liquidation of the Company under the Plan of Dissolution approved by the Company's shareholders on October 26, 2017. The Asset Sale does not eliminate the substantial doubt about the Company’s ability to continue as a going concern as the Company will continue to incur expenses subsequent to the closing of the Asset Sale but will no longer generate revenue, nor does it anticipate raising any additional capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or any planned liquidation. As of September 30, 2017, the Company's Plan of Dissolution had not been approved by the Company's stockholders,

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and furthermore, the Company's board of directors can abandon the dissolution without further authorization by the stockholders. These financial statements are therefore prepared on a going concern basis and not on a liquidation basis.

Concentration of Suppliers

Prior to the Asset Sale, the Company relied on single source suppliers, including Gen-Probe, for certain components and materials used in its products, including its Atlas Detection Assays. Since the Company’s contracts with these suppliers, including Gen-Probe, did not commit the suppliers to carry inventory or to make available any minimum quantities, the Company might not have been able to obtain adequate supplies in a timely manner or on commercially reasonable terms.  If the Company had lost such suppliers, or its suppliers encounter financial hardships, the Company might not have been able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to a new supplier could have been time consuming, may have been expensive, may have resulted in an interruption in the Company’s operations and could have affected the performance specifications of the Company’s products. If the Company should have encountered delays or difficulties in securing the quality and quantity of materials required for its products, the Company’s ability to manufacture its products would have been interrupted which could have adversely affected sales.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Sorrento Tech, Inc. have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 20, 2017 (the “2016 Form 10-K”), which are prepared in accordance with U.S. GAAP. The unaudited financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited financial statements for the year ended December 31, 2016. The condensed consolidated Balance Sheet as of December 31, 2016 was derived from the Company’s audited financial statements, but may not include all disclosures required by accounting principles generally accepted in the United States. The unaudited financial statements reflect all normal and recurring adjustments necessary, if any, for a fair statement of the Company’s financial position and results of operations for the interim periods presented. As a result of the Asset Sale and the Plan of Liquidation, the results of operations for the nine months ended September 30, 2017 are not indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. There have been no changes in the significant accounting policies from those included in the 2016 Form 10-K. However, in order to further clarify the Company's policy with respect to impairment of long-lived assets, please find a description of such policy below.
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

Reverse Stock Split

In June 2016, the Company's shareholders approved an amendment to the Company's certificate of incorporation and grant of discretionary authority to the Board of Directors to effect a reverse stock split. On October 11, 2016, the Company's Board of Directors effected a 10:1 reverse stock split of the Company's Common Stock. In addition, effective on the date of the reverse stock split, the conversion price of the Company's Preferred Stock sold in the Offering detailed in Note 1 was adjusted proportionately, and consequently each share of such Preferred Stock became convertible into approximately 143 shares of

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common Stock. Unless otherwise noted, the Company’s historical share and per share information have been retroactively adjusted as if such reverse stock split and corresponding change in conversion ratio occurred on the first day of the first period presented.
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

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact this new guidance will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of control of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosure requirements. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. ASU 2014-09 provides companies with two implementation methods, companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company plans to adopt the new standard on January 1, 2018, using the “modified retrospective” method. However, in light of the Asset Sale, the Company does not plan to recognize any revenue in fiscal 2018 and therefore the adoption of the new revenue recognition standard is not expected to have a material impact on the Company's results of operations or financial condition.

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

3. CASH AND CASH EQUIVALENTS
The Company’s entire balance of Cash and cash equivalents as of September 30, 2017 was held in demand accounts with one financial institution, which subjects the Company to significant concentrations of credit risk.

4. MARKETABLE SECURITIES

The Company held no marketable securities as of September 30, 2017. As of December 31, 2016, the fair value of held-to-maturity marketable securities by type of security was as follows (amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
December 31, 2016
Short-term marketable securities
Debt securities	$16,001	$—	$(10)	$15,991

Marketable securities held by the Company are recorded at amortized cost and consist of United States treasury bills, commercial paper, U.S. government-related debt, and corporate debt securities. All short-term marketable securities held by the Company mature within one year from the respective balance sheet date. The Company liquidated all of its remaining marketable securities in the three months ended September 30, 2017 in order to pay off the remaining principal on its term loan.

5. INVENTORIES
The following table provides details of the Company’s net inventories (amounts in thousands):

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of September 30,	As of December 31,
	2017	2016
Raw materials	$838	$696
Work in process	7	39
Finished goods	3,745	3,004
	$4,590	$3,739
6. PROPERTY AND EQUIPMENT
The following table provides details of the Company’s property and equipment (amounts in thousands):

	As of September 30,	As of December 31,
	2017	2016
Atlas instruments placed with customers(1)	$5,294	$5,295
Atlas instruments intended for placement(1)(2)	1,530	4,181
Manufacturing equipment(1)	2,512	3,045
Laboratory equipment	2,907	2,912
Computer and office equipment	1,572	1,557
Leasehold improvements	1,475	1,504
Software	1,142	1,142
Total property and equipment	$16,432	$19,636
Less: Accumulated depreciation	(13,170)	(11,831)

Total	$3,262	$7,805

(1)
In relation to the asset group impairment discussed in Note 7, the Atlas instruments placed with customers were impaired in the three months ended June 30, 2017 by $0.9 million, the Atlas instruments intended for placement were impaired by $1.8 million and Manufacturing equipment was impaired by $0.4 million.

(2)	The Company does not depreciate Atlas instruments prior to the instruments being placed with customers.
As of September 30, 2017 and December 31, 2016, the cost of Atlas instruments, after the impairments noted above, which represents equipment on lease or held for lease, was $3.0 million and $6.4 million, respectively, net of accumulated depreciation of $3.8 million and $3.1 million, respectively.

Expenses for impairment and depreciation of property and equipment were incurred as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$451	$520	1,402	1,681
Impairment expense(1)	—	$—	3,185	—

(1) See Note 7 for further details on the impairment charges realized.

7. INTANGIBLE ASSETS

In June 2014, the Company entered into a second amendment to its license agreement with Gen-Probe (the "Second License Amendment"). Under the Second License Amendment, the Company obtained a two-year option to reduce the royalty rate it pays to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of its IPO in July 2014, the Company exercised its option and issued to Gen-Probe 865,063 shares of common stock valued at $10.51 per share on the issuance date and made a cash payment of $8.0 million. Under the Second License Amendment, the Company was required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. These payment obligations were modified under a third amendment (the "Third License Amendment") entered into on August 16, 2017, see Note 9 for additional details.

The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to the Company's intangible technology asset in Intangible assets on the Balance Sheet, which until the modification under the Third License Amendment, were amortized on a straight-line basis through the end of the estimated remaining life of the technology asset. See Note 9 for further details.

SORRENTO TECH, INC.
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

Based on the facts and events described above, the Company determined a triggering event had occurred, requiring an assessment of whether the asset group was impaired as of June 30, 2017. In addition, the Company determined the assets did not qualify for held-for-sale as of June 30, 2017 and as such the impairment analysis was performed under the held-for-use guidance.

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

The following table summarizes the Company's intangible asset as of the periods presented (amounts in thousands):

	September 30, 2017	December 31, 2016
Intangible asset, gross	$28,259	$28,259
Accumulated amortization	(12,420)	(9,608)
Impairment charge	(8,456)	—
Intangible asset, net	$7,383	$18,651

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table provides details of the Company’s accrued expenses (amounts in thousands):

	As of September 30,	As of December 31,
	2017	2016
Employee related	$2,054	$2,072
Professional services	275	117
Other	937	383
Total accrued expenses and other current liabilities	$3,266	$2,572

SORRENTO TECH, INC.
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

	As of September 30,	As of December 31,
	2017	2016
Current
Deferred payments, gross	$1,979	$2,076
Imputed interest	(32)	(154)
Deferred payments, net	$1,947	$1,922
Long-term
Deferred payments, gross	$—	$1,136
Imputed interest	—	(8)
Deferred payments, net	$—	$1,128
The Company estimated the interest rate implicit in the extended payment terms by considering the rate at which it could obtain financing of a similar nature from other sources at the date of each transaction, as well as prevailing rates for similar debt instruments of issuers with similar credit ratings. The estimated effective interest rate used ranges from 9.9% to 11.2%.
In the three and nine months ended September 30, 2017, the Company recorded approximately $0.04 million and $0.1 million, respectively, and in the three and nine months ended September 30, 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively, as non-cash interest expense related to the deferred payments pursuant to the supply agreement with Gen-Probe.
Gen-Probe license amendment
The Second License Amendment to the license agreement with Gen-Probe detailed in Note 7 includes a $5.0 million payment due on January 1, 2018 and a $5.0 million payment due on January 1, 2020. Under the terms of the Second License Amendment, no interest payments are required and no interest rate is stated. The Company determined that imputed interest should be calculated and recognized in accordance with ASC 835, and the payments were recorded in Deferred payments on the Balance Sheet as of December 31, 2016 at their present value based upon a 7.6% interest rate for the payment due on January 1, 2018 and a 9.0% interest rate for the payment due on January 1, 2020. Prior to entry into the Third License Amendment in August 2017, the difference between the present value and the amount payable was accreted to Deferred payments over the respective term with a corresponding charge to Interest expense. Pursuant to the Third License Amendment, which was entered into with Gen-Probe on August 16, 2017, the two payments of $5.0 million were reduced to one single payment of $2.5 million, which was paid in August 2017. In conjunction with the reduction of liabilities under the Third License Amendment, the Company realized a gain of $6.5 million in the third quarter of 2017, included in Gain on settlement of deferred payments in our Condensed Consolidated Statements of Operations and Comprehensive Gain (Loss).

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

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Pursuant to the Second Amendment, the amount of unrestricted cash and/or marketable securities the Company is required to maintain with Comerica at all times was reduced from $5.0 million to $4.0 million. The Company has been in compliance with these requirements since implemented. In addition, the Second Amendment makes available to the Company a revolving line of credit of up to $4.0 million but not to exceed 80% of qualified receivables as defined in the Second Amendment. Borrowings under the revolving line of credit accrue interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 1.95%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%. Amounts borrowed under the revolving line of credit are due in April 2019. In September 2017, the Company borrowed $0.6 million under the revolving line of credit of which the entire balance remains outstanding at September 30, 2017. As of September 30, 2017, the rate was 6.20%.
In September 2017, the Company entered into a third amendment with Comerica (the "Third Amendment"). The Third Amendment provided for the amounts outstanding under the loan to be repaid immediately, the amount available under the revolving line of credit to be reduced to $0.6 million and the minimum amount of cash and/or marketable securities required was reduced to $0.1 million.
As of September 30, 2017, the entire remaining balance of $0.6 million under the revolving line of credit was classified as a current liability on the Balance Sheet. Although the balance is not due until April 2019, the Comerica Loan agreement contains a material adverse change clause which allows Comerica to require repayment of amounts outstanding based on subjective factors regarding the Company’s business and performance. The Company paid off the balance on the revolving line of credit in October 2017.

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

Commitments

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2017, there have been no significant changes to the Company’s commitments as disclosed in the Company’s most recent audited financial statements, except as it relates to the reduction in commitments under the Third License Amendment entered into with Gen-Probe on August 16, 2017 , as previously noted. See Note 18 for further details.

Contingent liabilities

There are no contingent liabilities as of September 30, 2017.
Legal Matters
The Company may periodically become subject to legal proceedings and claims arising in connection with its business. Except as set forth below, the Company is not currently involved in any legal proceedings, nor are any claims pending against the Company. The Company received a letter from a stockholder stating the stockholder’s dissatisfaction with the terms of the Asset Sale and making certain allegations. Although the Company believe such allegations are without merit, it could be subject to potential litigation.  The Company is unable to provide an estimate of the possible loss, or range of loss, which could be material.

A putative securities class action originally captioned Ding v. Roka Bioscience, Inc., Case No. 3:14-cv-8020, was filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey on December 24, 2014, on behalf of a putative class of persons and entities who had purchased or otherwise acquired securities pursuant or traceable to the Registration Statement for the Company’s IPO. The parties entered into a settlement agreement, which was approved by the court in December 2016, to pay approximately $3.3 million. As of September 30, 2017, all payments have been made in accordance with the settlement agreement and the corresponding receivable and liability are no longer recorded on the Company's Balance Sheet.

Prior to the Asset Sale, the Company sold its products in various jurisdictions and is subject to federal, state and local taxes including, where applicable, sales and use tax. While the Company believes that it has properly paid or accrued for all such taxes based on its interpretation of applicable law, tax laws are complex and interpretations differ. Periodically, the Company may be audited by taxing authorities, and it is possible that additional assessments may be made in the future.

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
The following table summarizes the fair value information for the Company’s cash held in money market deposit accounts and its marketable securities at September 30, 2017 and December 31, 2016 (amounts in thousands):

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair value measurements using:
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets and Liabilities Carried at Fair Value
As of September 30, 2017
Financial Assets:
Money market deposit accounts	$1,089	$1,089	—	—
As of December 31, 2016
Financial Assets:
Money market deposit accounts	$7,712	$7,712	—	—
Financial Assets Carried at Amortized Cost
As of September 30, 2017
Short-term marketable securities	$—	$—	—	—
As of December 31, 2016
Short-term marketable securities	$16,001	$7,080	8,911	—
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

SORRENTO TECH, INC.
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

14. STOCK-BASED COMPENSATION
Effective upon the closing of the IPO, the Company adopted the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan initially made available 108,695 shares to be granted to employees, officers, directors, consultants, advisors or other individual service providers of the Company. On February 28, 2017, the Company held a special shareholder meeting at which the shareholders voted to increase the total number of shares available under the 2014 Plan to 665,340. Additionally, the amended plan provides for automatic increases on January 1st of each year for a period of ten years commencing on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to 3% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.
Under the 2009 Equity Incentive Plan (the “2009 Plan”), as amended on June 13, 2013, incentive and non-qualified stock options and restricted stock may be granted for up to a maximum of 202,885 shares to employees, consultants and directors of the Company. Effective upon adoption of the 2014 Plan, the Company has not and does not intend to issue additional shares under the 2009 Plan.
Stock options and shares of restricted stock granted under the 2009 Plan and the 2014 Plan have a maximum contractual term of ten years from the date of grant and generally vest over four years. For stock options, the exercise price may not be less than the fair value of the stock on the grant date.

The Company recognized stock compensation expense as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$176	$209	$405	$589
Restricted stock	$70	$174	$465	$544

The Company granted approximately 411,000 stock options and 5,000 shares of restricted stock during the nine months ended September 30, 2017, valued at approximately $1.0 million and $0.02 million, respectively. The Company granted approximately 100,000 stock options and 2,500 shares of restricted stock, valued at $0.6 million and $0.01 million, respectively, during the nine months ended September 30, 2016.
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

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the Nine Months Ended September 30,
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

15. WARRANTS
As of September 30, 2017, there were 3,469,233 warrant shares outstanding with a weighted average exercise price of $7.12 per share.
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

16. NET EARNINGS (LOSS) PER SHARE
Basic net earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. For periods in which a net loss was reported, the weighted-average common shares outstanding excludes unvested restricted stock which although such

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

shares are legally issued and outstanding, are not required to share in losses of the Company and are therefore excluded from the net loss per share calculation. Diluted net earnings (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented in which a net loss was recorded.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings (loss) applicable to common shareholders (thousands)	$63	$(7,589)	$(25,295)	$(23,324)
Deemed dividend	—	(1,878)	—	(1,878)
Net earnings (loss) applicable to common shareholders for computing earnings (loss) per share	$63	$(9,467)	$(25,295)	$(25,202)
Basic weighted average common shares outstanding	4,989,801	1,754,608	4,987,412	1,753,663
Basic earnings (loss) per share	$0.01	$(5.39)	$(5.07)	$(14.37)
Diluted weighted average common shares outstanding	4,989,801	1,754,608	4,987,412	1,753,663
Diluted earnings (loss) per share	$0.01	$(5.39)	$(5.07)	$(14.37)

As the Company incurred a loss for the nine months ended September 30, 2017 and the three and nine months ended 2016, all unvested restricted stock awards were excluded from the calculation of basic net loss per share and all potential Common Stock shares issuable for stock options and warrants were excluded from the calculation of diluted net loss per share, as the effect of including them would have been anti-dilutive. The Company realized a gain for the three months ended September 30, 2017, and as such, all unvested restricted stock awards were included in the calculation of basic net loss per share and all potential Common Stock shares issuable for stock options and warrants were included in the calculation of diluted net loss per share. The following table shows the dilutive effect of the unvested restricted stock awards on basic weighted average common shares outstanding and the dilutive effect of potential Common Stock shares issuable for stock options and warrants on the weighted-average number of Common Stock shares for all periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	4,989,002	1,754,608	4,987,412	1,753,663
Dilutive effect of unvested restricted stock	799	1,680	628	867
Basic weighted average shares outstanding to be used in periods in which the Company did not incur a loss	4,989,801	1,756,288	4,988,040	1,754,530
Dilutive effect of Convertible Preferred Stock	—	314,441	—	104,814
Dilutive effect of warrants	—	54,314	—	18,105
Dilutive effect of stock options	—	17	—	28
Diluted weighted average shares outstanding to be used in periods in which the Company did not incur a loss	4,989,801	2,125,060	4,988,040	1,877,477

17. SEGMENT INFORMATION
The Company operates in a single reportable segment. During each of the nine months ended September 30, 2017, and the nine months ended September 30, 2016, the Company had multiple customers which each generated more than 10% of the Company’s revenues. These customers accounted for revenues as follows (amounts in thousands):

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Customer A	$1,391	$1,090
Customer B	$1,116	$1,653
Customer C	$692	*

18. ASSET PURCHASE AGREEMENT

On August 16, 2017, the Company entered into an Asset Purchase Agreement providing for the sale of substantially all of the assets of the Company in an all-cash transaction for an aggregate purchase price of $17.5 million, subject to certain adjustments set forth in the Asset Purchase Agreement (the “Asset Sale”).
Pursuant to the terms of the Asset Purchase Agreement, the Company is required to provide certain defined transition services to the Buyer for a period of time following the closing of the Asset Sale through the earlier of (i) December 31, 2017 and (ii) the date as of which the Company has provided Buyer with an aggregate of 900,000 assay tests. IEH has guaranteed all obligations of Buyer under the Asset Purchase Agreement, including the obligation to pay the purchase price.
The closing of the Asset Sale is subject to certain customary conditions, including the receipt of consent of the Company’s lender and approval by the Company’s stockholders of the transactions contemplated by the Asset Purchase Agreement. As part of the transaction, the Company was required to make a $2.5 million milestone payment pursuant to its license agreement with Gen-Probe.
The Company may terminate the Asset Purchase Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal (as defined in the Asset Purchase Agreement) and that it is required to terminate the Asset Purchase Agreement in order to comply with its fiduciary duties, and otherwise complies with certain terms of the Asset Purchase Agreement.  In connection with such termination or a termination after the Company’s stockholders have approved the Asset Purchase Agreement, the Company must pay a termination fee of $0.8 million to the Buyer.  In addition, the Asset Purchase Agreement contains certain other termination rights for the Company.
As of September 30, 2017, the Buyer had paid the Company $0.8 million for the materials required to build the 900,000 assay tests during the Transition Period under the terms of the Asset Purchase Agreement, as such, the Company has recognized a corresponding liability as part of Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2017.
Subsequently, on October 26, 2017, the Company's stockholders approved the Asset Sale. On November 1, 2017, pursuant to the terms of the Asset Purchase Agreement, as amended, the Company closed the sale of substantially all of the assets of the Company, excluding its Accounts Receivables (as defined in the Asset Purchase Agreement), totaling $0.8 million as of October 31, 2017, in an all-cash transaction for an aggregate purchase price of $16.5 million.

Pursuant to the terms of the Asset Purchase Agreement, as amended, the Company is required to provide transition services to the Buyer for a period of time following the closing of the Asset Sale through December 31, 2017 (the "Transition Period").

19. SUBSEQUENT EVENTS

On October 26, 2017, the Company held a special shareholder meeting, at which time its stockholders voted to approve the Asset Sale and Plan of Dissolution. The approval of the Asset Sale by the Company's stockholders caused all conditions for the Company to adopt held-for-sale presentation of the assets included in the purchase agreement to be met. Further, the stockholders approved the Plan of Dissolution, however, the Company's board of directors may abandon the dissolution without further action by the stockholders.

SORRENTO TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On November 13, 2017, the Company entered into a lease termination agreement in order to terminate the lease of the Company's San Diego facility effective February 28, 2018. In exchange for the early termination, the Company has agreed to pay to the landlord $1.6 million, which releases the Company from its obligations under the lease agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Quarterly Report on Form 10-Q, the words the “Company”, “our”, “we” and “us” refer to Sorrento Tech, Inc.
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

•
the ability to complete our obligations pursuant to the asset purchase agreement (the “Asset Purchase Agreement”) with Rokabio, Inc., a newly formed subsidiary of Institute for Environmental Health, to provide the transition services through December 31, 2017 (the "Transition Period");

•
the amount of liquidating distributions, if any, available for distribution to stockholders after payment of the Company’s liabilities, the payment of expenses to be incurred for the operation of the business through the Transition Period, and the payment of expenses incurred in connection with the Asset Sale and winding down of the Company’s operations, and other liabilities incurred by the Company through such expected dissolution;

•	our ability, or our Board's decision, to keep our common stock listed on the NASDAQ;

•	our dependence on the abilities and continued participation of our key employees;

•	our ability to continue as a going concern; and

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
Overview
Background
Prior to the Asset Sale, we were a molecular diagnostics company focused on providing advanced testing solutions for the detection of foodborne pathogens. In late 2012, we launched our proprietary Atlas Detection Assays and Atlas instrument in the North American food safety testing market and we had worldwide rights to develop and commercialize our advanced molecular testing solutions for a wide range of other industrial applications.
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

Prior to the Asset Sale, we were focused on the commercialization of a comprehensive menu of molecular diagnostic products for the detection of foodborne pathogens under the Atlas brand name. The Atlas solution is designed to provide our customers with accurate and rapid test results with reduced labor costs and improved laboratory efficiencies. In addition, we were developing a molecular chemistry and instrument platform, which we expected to address the needs of lower-volume throughput food safety customers, and to have potential clinical applications.
Prior to the Asset Sale, our commercial success was dependent upon our ability to successfully market our Atlas Detection Assays and Atlas instrument. Our sales cycle was lengthy, often lasting longer than 12 months, which made it difficult for us to accurately forecast revenue and other operating results. Through September 30, 2017, we had installed 62 Atlas instruments pursuant to commercial agreements, and for the nine months ended September 30, 2017, we generated approximately $6.1 million in revenue, which was derived from a small number of customers. Since our inception in 2009, through the closing of the Asset Sale, we devoted substantially all of our resources to the development and commercialization of our advanced molecular testing solutions. We have incurred significant losses since our inception, and as of September 30, 2017, our accumulated deficit was $233.4 million.
On August 16, 2017, we entered into a definitive agreement with Rokabio, Inc., a newly formed subsidiary of Institute for Environmental Health, providing for the sale of substantially all of the assets of the Company.
On October 26, 2017, the Company's stockholders approved the Asset Sale. The closing of the Asset Sale was completed on November 1, 2017.
On October 26, 2017, the Company's stockholders approved the winding up and liquidation of the Company pursuant to the terms of the Plan of Complete Liquidation and Dissolution of the Company subsequent to the completion of the transactions contemplated by the Asset Purchase Agreement, including the Company's obligations during the Transition Period (the "Plan of Liquidation"). However, the Company's board of directors may abandon the dissolution without further action by the stockholders. In the event the Company proceeds with the Plan of Liquidation, the Company expects to make an initial liquidating distribution, in an amount to be determined, after the completion of the Transition Period, as defined in Note 18 of the accompanying financial statements and footnotes. The Company expects to make multiple liquidation distributions as it winds down its business.
Financial Operations Overview
Revenue
Prior to the Asset Sale, our revenue was derived primarily from the sale of our Atlas Detection Assays and consumable supplies for our Atlas instruments. Our Atlas Detection Assays and our consumable supplies are designed to be used only on our Atlas instruments and our Atlas instruments will only accept our Atlas Detection Assays and our consumable supplies. This closed system model enabled us to generate recurring revenue from the sale of our Atlas Detection Assays and other consumable supplies for use with each Atlas instrument we place. We mostly placed our Atlas instruments with customers through reagent rental agreements, and recovered the cost of providing the Atlas instruments, including services related to instrument maintenance, repairs, installation and training to our customers, in the amount charged for our Atlas Detection Assays. The reagent rental agreements were typically for a one-year initial period with automatic renewal provisions and had no minimum purchase obligations.
Shipping and handling costs incurred by us are included in our billings to customers. Revenue is generally recognized when our Atlas Detection Assays and other consumable supplies are shipped to the customer.
Prior to the Asset Sale, in addition to sales of our Atlas Detection Assays, we generated limited revenue from instrument rental and service and maintenance contracts. Revenue from instrument rental and service and maintenance contracts is recognized ratably over the term of the contract. We also offered our Atlas instruments for sale, however during the nine months ended September 30, 2017, we did not sell any Atlas instruments.
Following completion of the Asset Sale, we will no longer generate any revenues.
During the nine months ended September 30, 2017, we placed twelve instruments with customers, but also took back three instruments which were previously placed with customers.

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

We manufactured our Atlas Detection Assays and consumable supplies in our San Diego facility, which has significant capacity for expansion. To date, the underutilized capacity in this facility has contributed to a high cost of revenue relative to revenue.
Research and development
Our research and development expenses were primarily associated with costs incurred for development, improvements and support activities for our Atlas instruments and Atlas Detection Assays. These expenses consisted principally of payroll, employee benefits, as well as fees for contract research, consulting services and laboratory supplies. We expense all research and development costs as incurred.
Due to the completion of development of most assays for the Atlas instrument, we made reductions in our research and development department in the first quarter of 2017. Subsequent to entering into the Asset Purchase Agreement in August 2017, substantially all of our remaining research and development staff was terminated, and as a result, we expect our research and development expenses to decrease to an immaterial level in the fourth quarter of 2017.
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
We expect our selling, general and administrative expenses to decrease from their current level, as a result of the closing of the Asset Sale, although expenses in the fourth quarter of 2017 may be impacted by significant expenses related to termination of our leases.
Amortization of Intangible Assets
In connection with the acquisition of the industrial application market assets of Gen-Probe, we acquired certain in-process research and development projects that were recorded as an intangible asset with an indefinite life. Upon completion of the development of our first Atlas Detection Assay in January 2012, this asset was transferred from in-process research and development to a definite life intangible asset and we initiated amortization of the asset over its estimated useful life of 10 years. In June 2014, we entered into a second amendment to our license agreement with Gen-Probe, the "Second License Amendment". Under the Second License Amendment, we obtained a two-year option to reduce the royalty rate we pay to Gen-Probe in exchange for an option payment of $2.5 million. Upon completion of our IPO we exercised our option and issued to Gen-Probe 865,063 shares of common stock and made a cash payment of $8.0 million. Under the Second License Amendment we were required to make additional cash payments of $5.0 million on January 1, 2018 and $5.0 million on January 1, 2020. The aggregate cash and stock payments made to Gen-Probe along with the present value of the two $5.0 million payments described above were recorded as a $26.6 million addition to our intangible technology asset in Intangible assets on the Balance Sheet and will be amortized through the end of the estimated remaining life of the technology asset. In addition to the payments outlined above, the Second License Amendment provides for additional milestone payments of up to $6.0 million to further reduce the royalty rate paid. In August 2017, we entered into a third amendment to our license agreement with Gen-Probe, the "Third License Amendment". Under the Third License Amendment, the two $5.0 million payments along with the additional milestone payments of up to $6.0 million were reduced to a single payment of $2.5 million which was made in the third quarter of 2017.
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

We completed our assessment of the asset group, which includes the intangible asset, for recoverability. The recoverability assessment was based upon probability-weighted cash flow estimates resulting from updated revenue and expense projections. Based on the cash flow projections associated with the asset group, we determined that the asset group was impaired as of June 30, 2017. Based on the impairment assessment, we recognized an $11.6 million impairment charge to the asset group during the nine months ended September 30, 2017, of which $8.5 million was allocated to the intangible asset.

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
Our interest expense has decreased as the balances due on our Comerica loan and under the extended payment terms provided to us by Gen-Probe on the purchase of Atlas instruments have been paid down. We expect our interest expense to continue to decrease based upon the repayment in September 2017 of our term loan and the payment in October 2017 of amounts due under our revolving line of credit. Our interest expense will further be reduced as the two $5.0 million payments due under the Gen-Probe license agreement were eliminated after we made a $2.5 million payment in the third quarter of 2017, under a third amendment entered into in August 2017.

Results Of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$1,908	$1,885	$23	1%
Operating Expenses
Cost of revenue	2,354	1,984	370	19%
Research and development	738	1,623	(885)	(55)%
Selling, general and administrative	4,054	4,533	(479)	(11)%
Amortization of intangible asset	937	939	(2)	—%
Gain on settlement of deferred payments	(6,457)	—	(6,457)	—%
Total operating expenses	1,626	9,079	(996)	(11)%
Gain (Loss) from operations	282	(7,194)	1,019	(14)%
Other (expense) income:
Interest income (expense), net	(221)	(379)	158	(42)%
Net gain (loss)	$63	$(7,589)	$7,652	(101)%
Revenue
Revenue was flat for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, we sold 219,000 Atlas Detection Assays compared to 225,000 during the three months ended September 30, 2016. Following completion of the Asset Sale on November 1, 2017, we will no longer generate any revenue.
As of September 30, 2017, we had 62 instruments placed with customers under commercial agreements, compared to 49 instruments as of September 30, 2016. For the three months ended September 30, 2017, the average revenue per instrument placed under commercial agreements was approximately $32,000, compared to $40,000 for the three months ended September 30, 2016. This decrease was due to the timing of additional instrument placements in 2017, which were not offset by increased revenues. During the three months ended September 30, 2017, three customers each accounted for more than 10% of revenues and generated approximately $0.9 million of revenue compared to two customers who generated $0.9 million of revenue in the three months ended September 30, 2016.
Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was primarily due to increased costs related to sales, installation and service of instruments as our installed instrument base increased. Cost of revenue, as a percentage of revenue, increased in the three months ended September 30, 2017 compared to 2016 due to an increase in overhead allocated to manufacturing as a result in reductions to our research and development department.
Research and Development
Research and development expense decreased by $0.9 million to $0.7 million for the three months ended September 30, 2017, from $1.6 million for the three months ended September 30, 2016. The decrease was primarily due to decreases of $0.3 million in payroll related expenses, $0.3 million in supplies and $0.2 million in external development services. These decreases were driven by a planned overall reduction in research and development expense including a headcount reduction effectuated in the first quarter of 2017 due to completion of development of most assays for the Atlas instrument prior to 2017.

Selling, General and Administrative
Selling, general and administrative expense decreased by $0.5 million, to $4.1 million for the three months ended September 30, 2017, from $4.5 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in payroll and travel related expenses of approximately $0.4 million, primarily driven by a headcount reduction effectuated in the first quarter of 2017 and a decrease in general expenses by approximately $0.1 million.
Amortization of intangible assets
Amortization of intangibles was unchanged for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Gain on settlement of deferred payments
During the three months ended September 30, 2017 we recognized a gain of $6.5 million as a result of the amendment to our license agreement with Gen-Probe, which was entered into on August 16, 2017. At that time, future payments totaling $10.0 million were reduced to one single payment of $2.5 million, which was due and paid in August 2017. No similar gains were recorded during the three months ended September 30, 2016.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.2 million to $0.2 million for the three months ended September 30, 2017, from net interest expense of $0.4 million for the three months ended September 30, 2016. The decrease was primarily due to the decreased debt principal outstanding under our loan and security agreement with Comerica.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(amounts in thousands, except percentages)
Statement of Operations Data:
Revenue	$6,087	$5,336	$751	14%
Operating Expenses
Cost of revenue	6,700	6,108	592	10%
Research and development	3,432	5,107	(1,675)	(33)%
Selling, general and administrative	12,393	13,413	(1,020)	(8)%
Amortization of intangible asset	2,811	2,818	(7)	—%
Impairment of long-lived assets	11,641	—	11,641	—%
Gain on settlement of deferred payments	(6,457)	—	(6,457)	—%
Total operating expenses	30,520	27,446	3,074	11%
Loss from operations	(24,433)	(22,110)	(2,323)	11%
Other (expense) income:
Interest income (expense), net	(849)	(1,200)	351	(29)%
Net loss	$(25,295)	$(23,324)	$(1,971)	8%
Revenue
Revenue increased by $0.8 million, to $6.1 million for the nine months ended September 30, 2017, from $5.3 million, for the nine months ended September 30, 2016, primarily as a result of increased demand for our Atlas Detection Assays and the sale of one Atlas instrument. During the nine months ended September 30, 2017, we sold 716,000 Atlas Detection Assays compared to 637,000 in the nine months ended September 30, 2016.
As of September 30, 2017, we had 62 instruments placed with customers under commercial agreements, compared to 49 instruments as of September 30, 2016. For the nine months ended September 30, 2017, the average revenue per instrument placed under commercial agreements was approximately $106,000, compared to $117,000 for the nine months ended September 30, 2016. This decrease was due to the timing of additional instrument placements during 2017. During the nine months ended September 30, 2017, three customers each accounted for more than 10% of revenues and generated approximately $3.2 million of revenue compared to two customers who generated $2.7 million of revenue in the nine months ended September 30, 2016.

Operating Expenses
Cost of Revenue
Cost of revenue increased by $0.6 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase was primarily due to higher sales volumes of Atlas Detection Assays and higher service costs related to additional instrument placements made subsequent to September 30, 2016. Cost of revenue, as a percentage of revenue, decreased in the nine months ended September 30, 2017 compared to 2016 due to better utilization of our manufacturing capacity.
Research and Development
Research and development expense decreased by $1.7 million, to $3.4 million for the nine months ended September 30, 2017, from $5.1 million for the nine months ended September 30, 2016. The decrease was primarily driven by a decrease in external development services of approximately $0.6 million, a $0.6 million decrease in payroll related expenses and a $0.4 million decrease in supplies.

Selling, General and Administrative
Selling, general and administrative expense decreased by $1.0 million, to $12.4 million for the nine months ended September 30, 2017, from $13.4 million for the nine months ended September 30, 2016. Payroll and travel related expenses decreased by approximately $0.8 million, promotional activities decreased by approximately $0.2 million and depreciation decreased by approximately $0.1 million. These decreases were partially offset by an increase of $0.2 million in consulting services.
Amortization of intangible assets
Amortization of intangibles was unchanged for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Impairment of long-lived assets
During the nine months ended September 30, 2017 we recognized an impairment of $11.6 million on certain long-lived assets including our intangible asset. No impairments were recorded during the nine months ended September 30, 2016
Gain on settlement of deferred payments
During the nine months ended September 30, 2017 we recognized a gain of $6.5 million as a result of the amendment to our license agreement with Gen-Probe, which was entered into on August 16, 2017. At that time, future payments totaling $10.0 million were reduced to one single payment of $2.5 million, which was due and paid in August 2017. No similar gains were recorded during the nine months ended September 30, 2016.
Other (Expense) Income
Interest Income (Expense), net
Net interest expense decreased by $0.4 million to $0.8 million for the nine months ended September 30, 2017, from net interest expense of $1.2 million for the nine months ended September 30, 2016. The decrease was primarily due to the decreased principal outstanding during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of additional principal payments.

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

We have incurred negative cash flows from operating and investment activities since our inception in 2009. From inception, through the closing of the Asset Sale, we devoted our resources to funding research and development and to commercializing the assets and technology acquired from Gen-Probe, as well as development of molecular chemistry and a small volume instrument. At September 30, 2017, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $233.4 million. On November 1, 2017, pursuant to the terms of the Asset Purchase Agreement, as amended, we closed the sale of substantially all of the assets of the Company, excluding its Accounts Receivable (as defined in the Asset Purchase Agreement), totaling $0.8 million as of October 31, 2017, in an all-cash transaction for an aggregate purchase price of $16.5 million.
The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016, respectively (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(14,217)	$(18,791)
Net cash provided by (used in) investing activities	15,914	6,552
Net cash provided by (used in) financing activities	(8,771)	17,758
Net increase / (decrease) in cash and cash equivalents	$(7,074)	$5,519

Operating Activities
Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2017 and resulted from a $25.3 million net loss and $0.5 million net changes in operating assets and liabilities, partially offset by $11.6 million in non-cash items, principally depreciation and amortization, share-based compensation expense, provisions for inventory and non-cash interest expense.  Net cash used in operating activities was $18.8 million for the nine months ended September 30, 2016 and resulted from an $23.3 million net loss and $2.6 million net changes in operating assets and liabilities, partially offset by $7.1 million in non-cash items, principally depreciation and amortization, share-based compensation expense and non-cash interest expense.
Investing Activities
Net cash provided by investing activities was $15.9 million for the nine months ended September 30, 2017 and was primarily the result of maturities of marketable securities that were not reinvested. Net cash provided by investing activities was $6.6 million during the nine months ended September 30, 2016 and was primarily the result of maturities of marketable securities that were not reinvested.
Financing Activities
Net cash used in financing activities was $8.8 million for the nine months ended September 30, 2017 and consisted primarily of principal payments under our loan and security agreement with Comerica Bank of $6.0 million, payments to Gen-Probe for amounts due under our third amendment to our license agreement of $2.5 million and amounts deferred under our supply agreement of $0.8 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was $17.8 million and consisted primarily of $21.5 million of net proceeds from the issuance of convertible preferred stock and warrants in September 2016, partially offset by principal payments under our loan and security agreement with Comerica Bank of $3.0 million and payments to Gen-Probe for amounts deferred under our supply agreement of $0.7 million.
Operating Capital Requirements
We have limited capital resources, have experienced negative cash flows from operations and have incurred net losses since inception. We expect to continue to experience negative cash flows from operations and incur net losses in the near term as we complete our obligations under the Asset Purchase Agreement to provide transition services to the Buyer until December 31, 2017. We expect future operating, investment and financing activities to be funded by our existing cash and cash equivalents, and from the net cash proceeds from the Asset Sale. Based on our current business plan, we currently anticipate that we will have sufficient capital to fund remaining operations through the end of 2017. Our liquidity requirements will be negatively impacted if we are unable to complete our obligations to provide transition services under the Asset Sale, unexpected expenses or liabilities, or other risks described elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016. These factors create substantial doubt about our ability to continue as a going concern. Our liquidity requirements will consist of operating expenses, insurance costs and professional fees associated with being a public company, working capital and general corporate expenses.

On October 26, 2017, the Company’s stockholders approved the winding up and liquidation of the Company pursuant to the terms of the Plan of Complete Liquidation and Dissolution of the Company subsequent to the completion of the transactions contemplated by the Asset Purchase Agreement, including the Company's obligations during the Transition Period (the “Plan of Liquidation”). However, the Company’s board of directors may abandon the dissolution without further action by the stockholders. In the event the Company proceeds with the Plan of Liquidation, the Company expects to make an initial liquidating distribution, in an amount to be determined, after the completion of the Transition Period. In the event the Company proceeds with the Plan of Liquidation, the Company expects to make multiple liquidation distributions as it winds down its business.
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
Under the terms of the loan agreement with Comerica, we borrowed $5.0 million in November 2013. The Comerica loan bears interest at Comerica’s Prime Referenced Rate (as defined in the loan agreement with Comerica) plus 3.15%, subject to a floor of the daily adjusting LIBOR rate plus 2.5%, which was 7.65% as of September 30, 2017.
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
Pursuant to the Comerica Amendment we were required to maintain at least $5.0 million of unrestricted cash and/or marketable securities with Comerica at all times. As of September 30, 2017 and during the period since we entered into the Comerica Amendment, we have been in compliance with this requirement. Additionally, the Comerica Loan contains various covenants that limit our ability to engage in specified types of transactions, including limiting our ability to; sell, transfer, lease or dispose of certain assets; engage in certain mergers and consolidations; incur debt or encumber or permit liens on certain assets, make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our Common Stock; and enter into certain transactions with affiliates.
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
In September 2017, the Company entered into a third amendment with Comerica (the "Third Amendment"). The Third Amendment provided for the amounts outstanding under the loan to be repaid immediately, the amount available under the revolving line of credit to be reduced to $0.6 million and the minimum cash requirement to be reduced to $0.1 million.
As of September 30, 2017, we had $0.6 million outstanding on the revolving line of credit under the amended Comerica Loan, which we repaid in October 2017.
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
As of September 30, 2017, there are 3,469,233 warrant shares outstanding with a weighted average exercise price of $7.12 per share. The Comerica and TriplePoint warrants have the same piggyback registration rights as holders of registrable securities under the investors' rights agreement. Such rights will expire upon the earlier of (i) five years after our IPO and (ii) as to any holder, at such time as all registrable securities held by such holder may be sold without restriction under Rule 144.

Controlled Equity OfferingSM Sales Agreement

We entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement"), dated October 30, 2015, with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock for an aggregate offering price of up to $6,750,000, provided, however, that in no event shall we issue or sell through Cantor Fitzgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof). We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Global Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, we must pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and reimburse Cantor Fitzgerald for certain specified expenses.  As of November 9, 2017, we had not sold any shares under this Sales Agreement, and we had $6.75 million remaining in aggregate offering price available under the Sales Agreement, provided, however, that in no event shall we issue or sell through Cantor Fitzgerald such number or dollar amount of shares that exceed the number or dollar amount of shares permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof). We do not expect to make any sales under the Sales Agreement in the future.

Contractual Obligations and Commitments
For the nine months ended September 30, 2017, there were no significant changes to our contractual obligations from those disclosed in our audited financial statements as of December 31, 2016, except for the amendment to our corporate office lease, which resulted in approximately $1.4 million of additional future commitments. Additional amounts due to the amendment are reflected in the table below. The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deferred payment obligations(1)	$1,979	$1,979	$—	$—	$—
Operating lease obligations(2)	3,390	911	1,718	550	211
Purchase obligations(3)	1,062	1,062	—	—	—
Notes payable(4)	644	644	—	—	—
Total contractual obligations	$7,075	$4,596	$1,718	$550	$211

(1)
The deferred payment obligations are based upon the gross deferred amounts outstanding for instruments purchased from Gen-Probe as of September 30, 2017 as disclosed in the notes to our unaudited financial statements included elsewhere in this Form 10-Q. Such amounts are recorded at their aggregate present value of $1.9 million on the Balance Sheet as of September 30, 2017. The timing of when these payments are due reflects our current estimates of repayment. We do not believe that future revisions of estimates will have a significant impact on the timing of payments.

(2)
Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Warren, NJ and our facility in San Diego, CA. On November 13, 2017, we entered into a lease termination agreement for our facility in San Diego, CA, in which the lease end date would be accelerated to February 28, 2018. In exchange for the early termination, we agreed to pay to the landlord $1.6 million, which releases us from our remaining future obligations under the lease agreement.

(3)
Our purchase obligations represent the total cost of instruments and supplies which we are committed to purchase from Gen-Probe as well as additional obligations due under other agreements entered into in the normal course of business. In accordance with the supply agreement with Gen-Probe, our purchases of Atlas instruments are defined in rolling quarterly forecasts, and these forecasts become binding commitments for approximately nine months of Atlas instrument purchases at any given time. Our obligation to purchase supplies from Gen-Probe is defined in an annual purchase order submitted in the third quarter of each year. Subsequent to September 30, 2017, we were able to cancel approximately $0.2 million of the total purchase obligations noted in the table which represented supplies purchase obligations we were committed to purchase from Gen-Probe, for which they agreed to cancel.

(4)
Such amounts include the total principal outstanding on or revolving line of credit at September 30, 2017 of $0.6 million and final payment fees of $0.04 million, all amounts were repaid in October 2017. Under the terms of the agreement, these amounts are due in April 2019, however, they are shown as being due in less than one year as our loan agreement contains a material adverse change clause which allows the lender to call the outstanding balance based on subjective factors regarding our business and performance. Amounts which are or may become payable as interest are excluded from the table, but are estimated to be approximately $0.1 million during the remainder of 2017.

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

As of September 30, 2017, our cash and cash equivalents of $1.8 million were primarily held in money market deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in the interest rates associated with these instruments is not expected to have a material impact on our financial condition or results of operations.
As of September 30, 2017, we had $0.6 million of variable interest-rate debt outstanding under the Amendment to the loan and security agreement with Comerica. Considering the amounts outstanding and the term of the loan and security agreement, we do not believe a 1.0% increase in the interest rate would have a material impact on our financial condition or results of operations.
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
Our liquidation, dissolution and winding up process will be subject to uncertainties and our board of directors may abandon the dissolution without further action by the stockholders. The Company currently estimates that, if our board of directors does not abandon the dissolution, after payment of the Company’s liabilities, the payment of expenses to be incurred for the operation of the business through the Transition Period, and the payment of expenses incurred in connection with the Asset Sale and winding down of the Company’s operations, as well as other liabilities incurred by the Company through a possible dissolution, the liquidation distributions, in the aggregate, are expected to be in the range of $2.3 million to $4.5 million, or $0.45 to $0.89 per share.  However, the amount and timing of any liquidating distribution to our stockholders will depend on the following factors, among others:

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
Our Board may abandon implementation of our Plan of Liquidation.

As permitted by the DGCL, our board of directors has the right to abandon our Plan of Liquidation even through our stockholders have authorized our liquidation. While our board of directors does not currently intend to do so, it will do so if it determines, based on intervening circumstances, that it is not in the best interest of our stockholders to continue with our contemplated liquidation and dissolution. If our board of directors decides to abandon our complete liquidation and dissolution, it will also terminate the Plan of Liquidation.

Further, our board of directors has the right to abandon the Plan of Liquidation upon the receipt of an offer from a third party to purchase the corporate entity which remains after the Asset Sale. Upon receipt of an offer to purchase the remaining corporate entity, we would seek shareholder approval prior to consummating any such sale to the extent required by the DGCL.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
In connection with the vesting of restricted stock in the three months ended September 30, 2017, certain of our employees elected to have shares withheld and transferred back to us in order to cover their income taxes payable as allowed under our equity compensation plans.
Shares of common stock withheld and transferred back to the Company during the three months ended September 30, 2017 were as follows:

Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program ($ in thousands)
July 1 - July 31	—	$—	—	—
August 1 - August 31	324	$1.49	—	—
September 1 - September 31	—	$—	—	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

SORRENTO TECH, INC.

Date:	November 13, 2017	By: /s/ Mary Duseau
Mary Duseau
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2017	By: /s/ Lars Boesgaard
Lars Boesgaard
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

2.1	Asset Purchase Agreement, dated August 16, 2017, between Roka Bioscience, Inc. and Rokabio, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 17, 2017).

10.1
Third Amendment, dated August 16, 2017, to License Agreement, dated September 10, 2009, by and between Roka Bioscience, Inc. and Gen-Probe Incorporated. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2017).

10.2
Fourth Amendment dated September 19, 2017 to Loan and Security Agreement by and between Roka Bioscience, Inc. and Comerica Bank, dated as of November 21, 2013. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2017).

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